Form 10-Q
period 1996-03-31
RALCORP HOLDINGS INC
filed 1996-05-15
CIK 918021

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  __________  TO
    ___________.

                         Commission file number: 1-12766


                             Ralcorp Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                       Missouri                     43-1664297
               (State of Incorporation)          (I.R.S. Employer
                                                Identification No.)

                800 Market Street, Suite 2900
                    St. Louis, MO                        63101
                (Address of principal                   (Zip Code)
                  executive offices)


                                 (314) 877-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                          Outstanding Shares at
       par value $.01 per share                     May 10, 1996
                                                     32,920,030

                             RALCORP HOLDINGS, INC.

INDEX                                                          PAGE

PART I.  FINANCIAL INFORMATION

         Consolidated Statement of Earnings                      1

         Condensed Consolidated Balance Sheet                    2

         Condensed Consolidated Statement of Cash Flows          3

         Notes to Condensed Financial Statements                 4

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     6


PART II.  OTHER INFORMATION

         Other Information                                       10

         Exhibits and Reports on Form 8-K                        10




                                    (i)



                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)

                                         Three Months Ended     Six Months Ended
                                               March 31,             March 31,
                                    -------------------------    ---------------
                                       1996           1995        1996     1995
                                    -------------  ----------    -------- ------

Net Sales                               $   277.4    $ 258.3    $ 572.7  $ 536.7
                                          -------     -------   -------  -------

Costs and Expenses
  Cost of products sold                     139.4     134.9     281.7     267.3
  Selling, general and administrative        44.2      43.2      87.9      82.9
  Advertising and promotion                  53.7      37.1     131.1     108.3
  Interest                                    6.4       7.0      13.4      14.2
  Nonrecurring items                          (.9)
  Other (income)/expense, net                            .2
                                           -------   -------   -------   -------

                                            242.8     222.4     514.1     472.7
                                           -------   -------   -------   -------
Earnings before Income Taxes                 34.6      35.9      58.6      64.0
Income Taxes                                 13.4      14.0      22.7      25.0
                                           -------   -------   -------   -------

Net Earnings                              $  21.2   $  21.9   $  35.9   $  39.0
                                          =======   =======   =======   =======


Earnings per Common Share                 $   .64   $   .65   $  1.09   $  1.16
                                          =======   =======   =======   =======


See Accompanying Notes to Condensed Financial Statements.









                                 RALCORP HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEET
                                       (Condensed)
                                  (Dollars in millions)

                                                   March 31,        Sept. 30,
                                                     1996             1995
                                                  -------------    -------------
                        ASSETS

Current Assets
  Cash
  Receivables, less allowance for doubtful
   accounts of $1.7 and $.8, respectively         $   80.6         $   86.3
  Inventories -
   Raw materials and supplies                         30.6             33.4
   Finished products                                  86.2             76.7
  Prepaid expenses                                    10.7             11.1
                                                    ------           ------
    Total Current Assets                             208.1            207.5
                                                    ------           ------
Investments and Other Assets                          86.9             91.6
                                                    ------           ------
Property at Cost                                     697.1            669.3
  Accumulated depreciation                           268.6            252.2
                                                    ------           ------
                                                     428.5            417.1
                                                    ------           ------
      Total                                       $  723.5         $  716.2
                                                    ======           ======

          LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt            $    1.8         $    1.8
  Accounts payabl e                                   46.4             69.4
  Other current liabilities                           50.4             33.4
                                               ___________       __________
    Total Current Liabilities                         98.6            104.6
                                               -----------       ----------
Long-Term Debt                                       373.9            395.4
                                                ----------      -----------
Deferred Income Taxes                                 20.0             20.2
                                                -----------    -------------
Other Liabilities                                     39.6             33.6
                                                -----------    -------------
Shareholders Equity
  Common stock                                          .3               .3
  Capital in excess of par value                     131.0            131.0
  Retained earnings                                   82.5             46.6
  Common stock in treasury, at cost                  (21.0)           (13.8)
  Unearned portion of restricted stock                (1.4)            (1.7)
                                                -----------    -------------
    Total Shareholders Equity                        191.4            162.4
                                              -------------    -------------
      Total                                   $      723.5     $      716.2
                                              ============     ============

See Accompanying Notes to Condensed Financial Statements.

                                       2


                                   RALCORP HOLDINGS, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Condensed)
                                     (Dollars in millions)

                                                         Six Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       1996            1995

                                                  -------------   -------------

Cash Flow from Operations
 Net earnings                                     $       35.9    $      39.0
  Non-cash items included in income                       22.8           25.4
  Changes in assets and liabilities used
   in operations                                         (6.4)          (15.2)
  Other, net                                              6.4             3.1
                                                  -------------   -------------
   Net cash flow from operations                         58.7            52.3
                                                  -------------   -------------
Cash Flow from Investing Activities
 Property additions, net                                (28.5)          (23.4)
  Other, net                                             (1.7)            (.4)
                                                  -------------   -------------
   Net cash used by investing activities                (30.2)          (23.8)
                                                  -------------   -------------
Cash Flow from Financing Activities
  Net cash flow used by debt                            (21.5)          (20.2)
  Treasury stock purchases                               (7.0)           (8.3)
                                                  -------------   -------------
   Net cash used by financing activities                (28.5)          (28.5)
                                                  -------------   -------------

Net Increase in Cash and Cash Equivalents                   0               0
Cash and Cash Equivalents, Beginning of Year
                                                  -------------   -------------

Cash and Cash Equivalents, End of Period          $         0      $        0
                                                  =============    =============

See Accompanying Notes to Condensed Financial Statements.








                                     3

                             RALCORP HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

(Dollars in millions except per share data)

Note 1 - Presentation of Condensed Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 1995.

Note 2 - Nonrecurring Items

         During the quarter ended March 31, 1996, the Company recorded a pre-tax gain of $.9 ($.6 after taxes) on the sale of its promotional fulfillment and coupon management subsidiary, which is included on the Consolidated Statement of Earnings as a nonrecurring item. On an earnings per common share basis, this one-time gain had approximately a $.02 per share effect.

         For the six months ended March 31, 1996, the nonrecurring charge of $.9 ($.6 after taxes) recorded in the quarter ended December 31, 1995 to cover expenses related to the elimination of approximately 100 jobs at the Company's manufacturing facility in Cedar Rapids, IA,
         is offset by the aforementioned   second  quarter  gain  on  sale  of
         the promotional fulfillment and coupon management subsidiary.

Note 3 - Earnings per Share

         Earnings per common share for the quarter and six month periods ended March 31, 1996 and 1995 are computed by using the average number of shares of Ralcorp Common Stock outstanding for the periods then ended. Earnings per common share is computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts for the quarters may not total the year-to-date. The average numbers of common shares used for all periods are as follows:

              Quarter ended March 31, 1996........................33,015,000
              Quarter ended March 31, 1995........................33,522,000
              Six months ended March 31, 1996 ....................33,066,000
              Six months ended March 31, 1995.....................33,687,000

        Actual outstanding shares of Ralcorp Common Stock at March 31, 1996 were 32,984,000.

Note 4 - Other Current Liabilities consists of the following:

                                                         Mar. 31,     Sept. 30,
                                                           1996         1995
                                                       ------------ ------------

               Accrued advertising and promotion       $    16.1    $      3.1
               Property taxes                                6.7           4.6
               Other items                                  27.6          25.7
                                                      ----------    ----------
                                                       $    50.4    $     33.4
                                                       =========    ==========

Note 5 - Long-Term Debt

         The Company continues to have available certain borrowings under a bank credit agreement (the Agreement). Provisions of the Agreement require that the Company maintains certain financial ratios and a minimum level of shareholders' equity. There is $275 million available under the Agreement, as amended in March 1996, all of which is placed in a revolving credit facility with a maturity date of March 12, 2001.

         At March 31, 1996 and September 30, 1995, long-term debt associated with the Company's businesses consisted of the following:

                                                          Mar. 31,    Sept. 30,
                                                            1996         1995
                                                          ---------   ---------

                8.75% Notes due 2004                      $  150.0    $   150.0
                Bank Credit Agreement                        195.6        217.1
                10.85% and 11.15% Notes due
                  9/30/96, 9/30/97 and 9/30/98                 4.5          4.5
                Refunding Revenue Bonds Series 90
                  7.20%-7.875% due 9/1/06 and 9/1/08          20.4          20.4
                Refunding Revenue Bonds Series 91
                  7.125% and 7.375% due 9/1/02 and 9/1/10      3.0           3.0
                Other                                          2.2           2.2
                                                           ---------   ---------
                                                             375.7         397.2
                                                           ---------   ---------
                Less current portion                          (1.8)        (1.8)
                                                           _________   _________
                                                          $  373.9     $   395.4
                                                          ==========   =========

                             Ralcorp Holdings, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


Highlights

For the quarter ended March 31, 1996, sales and net earnings, excluding a one-time gain, were $277.4 million and $20.6 million compared to $258.3 million and $21.9 million for the comparable prior year period. Earnings per share excluding the gain were $.62 for the three months ended March 31, 1996 compared to $.65 in the prior year quarter. During the current year quarter, the Company recorded a one-time pre-tax gain of $.9 million ($.6 million after-tax or $.02 per share) on the sale of its promotional fulfillment and coupon management subsidiary. The gain, which is included on the accompanying Consolidated Statement of Earnings as a nonrecurring item, increased net earnings and earnings per share for the second quarter of the current fiscal year to $21.2 million and $.64.

For the first six months of the current fiscal year, sales and net earnings were $572.7 million and $35.9 million compared to sales and net earnings of $536.7 million and $39.0 million, respectively, in the prior year period.
The nonrecurring charge of $.9 million ($.6 million after taxes) recorded in the first quarter of the current fiscal year to cover expenses related to the elimination of approximately 100 jobs at the Company's manufacturing facility in Cedar Rapids, IA, is offset by the aforementioned gain on sale recorded in this year's second quarter.


                          Business Segment Information

                                       Three Months Ended March 31,

                                  Sales                     Operating Profit
                           ----------------------     ------------------------
                             1996       1995             1996        1995
                           --------    ---------        --------     ----------

Consumer Foods             $ 200.9     $  188.6         $  3.8  *    $    14.5

Resort Operations             76.5         69.7           37.6            31.1
                          ---------    ----------       ----------   ----------

Total                     $  277.4     $  258.3         $ 41.4       $    45.6
                          ========     =========        ==========   ==========

* Excludes $.9 million pre-tax gain on sale of promotional fulfillment and coupon management subsidiary.

                                       Six Months Ended March 31,

                                    Sales                   Operating Profit
                          -------------------------     ------------------------
                            1996            1995           1996         1995
                          ----------     ----------     ---------   ------------

Consumer Foods           $     468.8     $    439.9     $    37.0   $       51.6

Resort Operations              103.9           96.8          38.2           31.0
                         -----------     ----------     ---------   ------------

          Total          $     572.7    $     536.7     $    75.2   $       82.6
                         ===========    ===========     =========   ============

Consumer Foods

Consumer Foods sales increased 6.5% or $12.3 million for the three months ended March 31, 1996 over the comparable prior year period, on significant improvements in branded snack volume, higher pricing in cereals and in baby foods and volume increases in both baby foods and crackers and cookies. For the quarter, the CHEX MIX snack product continued its strong performance of the last year as overall volume for the Ralston Foods cereal and snacks subsidiary improved 2.5% despite flat branded cereal volume and a 5.4% decline in private label cereal volume compared to the year ago quarter. Branded cereal volume was flat on a quarter-to-quarter basis as favorable mainline CHEX and the addition of SPIDER-MAN volumes were offset by continued volume declines in fractional share brands. Private label cereal volume was hurt in the quarter by deep discount promotions by the large branded manufacturers.

Sales in the consumer foods segment for the six months ended march 31, 1996 improved to $468.8 Million or an increase of 6.6% Over a year ago. This improvement can be attributed to higher branded snack volume, favorable cereal and baby foods pricing and improved volume in children's and private label cereals, baby foods and cookies and crackers. The volume improvement in children's cereal is attributable to the new spider-man product, although at a rate much below expectations for the product. For the year-to-date period, the combined cereal and snacks volume rose 4.2% Over the prior year, primarily on the strength of chex mix snacks and 4.1% Private label cereal volume growth, partially offset by a slight decline in branded cereal volume.

Consumer Foods operating profit for the quarter ended March 31, 1996, excluding the one-time gain on sale, declined $10.7 million due primarily to lower results in cereals, partially offset by an improvement in the Beech-Nut baby food and Bremner cracker and cookie operations. The key variable in the significant decline in segment operating profit was the 5.4% private label cereal volume drop compared to last year's second quarter, a result of significant competitive pressures. Also negatively affecting operating profit for the Ralston Foods cereals and snacks subsidiary was a significant increase in advertising and promotion expense. The majority of the increase in advertising and promotion expense in the quarter can be attributed to promotional spending on the new SPIDER-MAN brand cereal, higher reserves to cover the value of in-ad trade coupon promotions offered during the quarter and higher support levels for CHEX MIX brand snacks. The Beech-Nut baby food business improved on strong gains in volume and favorable pricing, while Bremner operating profit grew on volume gains and continued improvements in operating efficiency.

For the six months, Consumer Foods operating profit fell $14.6 million from year ago levels to $37.0 million, on lower cereal results partially offset by improvements in baby food and crackers and cookies. Operating profit for Ralston Foods declined on higher advertising and promotion expense, the continued increase in ingredient costs and higher information systems costs, partially offset by the strong performance of CHEX MIX snacks, favorable cereal prices and improved private label cereal volume. SPIDER-MAN cereal, introduced in last fiscal year's fourth quarter continues to be an earnings disappointment, as volumes are far below expectations. Beech-Nut and Bremner posted strong operating profit gains year-over-year on volume improvements and improved baby food pricing.


Resort Operations

The Ralston Resorts operation posted its most profitable quarter in its history with a $37.6 million operating profit performance for the quarter ended March 31, 1996, compared to $31.1 million for the same quarter last fiscal year. This year's second quarter sales also improved to $76.5 million or an increase of 9.8%. For the six months ended March 31, 1996, operating profit increased $7.2 million to $38.2 million compared to the same six month period of the prior fiscal year. Excellent winter ski conditions resulted in increases in skier visits and room nights of 9.1% and 8.5%, respectively, compared to last year's first six months. The current year quarter and six month operations also reflect significant reductions in operating costs. Sales per skier were basically flat on a year-over-year basis. Resort operations also benefited from profits for the development and sale of property totaling $.4 million in the second quarter and $.5 million in the six months as part of a joint venture project at Keystone resort.

Results for Resort Operations are highly seasonal. Historically, more than the entire year's operating profit has been earned during the Company's second fiscal quarter which begins on January 1.


Results of Operations

Cost of products sold as a percentage of sales was 50.3% for the current year second quarter compared to 52.2% for the same quarter of the prior year, and for the six months ended March 31, 1996, decreased to 49.2% from 49.8% in the prior year period. These improvements are due primarily to the increased resort operation revenues and decreased resorts costs partially offset by higher ingredient costs at Ralston Foods. Selling, general and administrative expense as a percent of sales decreased slightly to 15.4% in the first six months of the current year compared to 15.5% in the prior period as increased revenues have kept pace with higher information systems costs. For the full year in fiscal 1996, information systems costs are expected to increase by $6 - $7 million. Advertising and promotion expenses for the six months ended March 31, 1996 increased to 22.9% of sales from 20.2% in the prior year period, with the majority of this increase occurring in the second quarter, due to spending associated with SPIDER-MAN, a new branded cereal item, higher in-ad trade coupon promotions and higher support levels for CHEX MIX brand snacks. Income taxes were 38.7% of earnings before income taxes in the current quarter compared to 39.0% in the year ago period.

Financial Condition


The Company's primary source of liquidity is cash flow from operations, which increased to $58.7 million for the six months ended March 31, 1996 compared to $52.3 million for the same period in the prior year, primarily due to a less significant increase in inventory balances and higher accrued expenses, partially offset by reduced earnings. Net working capital, excluding cash and current maturities of long-term debt, was $111.3 million at March 31, 1996 compared to $104.7 million at September 30, 1995.

Net property additions of $28.5 million for the first half of fiscal 1996 include gross property additions of $30.9 million, partially offset by proceeds of disposals, compared to net additions of $23.4 million in the prior year consisting of gross additions of $26.6 million, partially offset by property disposals. During the first six months of the current year the Company repurchased $7.0 million of its Common Stock compared to $8.3 million in the prior year. As a result of activity during the first half of fiscal 1996, total debt declined by $21.5 million to $375.7 million compared to $397.2 million at September 30, 1995. As a percent of total capitalization, total debt improved in the six months to 66.2% compared to 71.0% at September 30, 1995.

On May 25, 1995, the Company's Board of Directors authorized management to repurchase up to one million shares of the Company's Common Stock from time to time as management determines. As of May 10, 1996, the Company had repurchased approximately 371,000 shares for $9.1 million pursuant to such authorization.

Outlook


The Company's management publicly announced at the time it released second quarter earnings on April 22, 1996, that the remainder of the Company's fiscal year will be difficult. Management believes it is probable that the Company will record no additional earnings and could record a net loss in the second half of its fiscal year. Seasonal factors associated with the cereal and ski businesses already cause the last two quarters of the Company's fiscal years to be historically low earnings periods. A changing competitive environment featuring price reductions and deep discounting by top branded cereal competitors, a resulting increase in the level of cereal products being purchased at lower promoted prices and stored by consumers, and a continued declining performance by several of the Company's minor branded cereal products, are the main contributors to this revised outlook for the final two quarters of fiscal 1996.

If the Company records a net loss during its third quarter or for the second half of its fiscal year, it may violate a provision in its bank credit agreements requiring it to meet a specified interest coverage ratio.
Management believes that prior to violating such interest coverage ratio, the Company will be able to renegotiate its bank credit agreements, obtain a waiver of the pertinent ratio, or obtain alternative financing at rates not materially higher than under existing bank credit agreements.

The Ralston Foods cereal and snack subsidiary is currently undergoing a comprehensive review of its entire business design, with the primary purpose being to focus on what must be done in order to improve Ralston Foods' competitive abilities. Management expects the review to be completed by the end of May and plans to implement changes designed to improve shareholder value beginning in June.

Cautionary Statement on Forward-Looking Statements

Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

         (i) Key ingredient costs are at historical high prices and further cost increases will negatively impact earnings;
         (ii) During the reporting period the Company faced significant price discount promotions by the largest branded cereal manufacturers and the same or similar promotions in the future may negatively impact earnings;
         (iii) If the Company violates its interest coverage ratio discussed in the Outlook section above and the Company is unable to secure waivers of the ratio or amendments to its bank credit agreements, or obtain alternate sources of debt financing, then the Company could be in default of its bank credit agreements (and its 8 3/4% $150 million Notes due September 15, 2004 by virtue of cross-default provisions therein). In such event, the lenders under the bank agreements (and the holders of the Notes) could accelerate repayment of the full amount of the debt and interest outstanding thereunder; and
         (iv) If the Company renegotiates its bank credit agreements or obtains alternate sources of financing, the Company could face additional or more restrictive covenants preventing the Company from engaging in certain actions such as, but not limited to, payment of dividends, repurchases of stock, making acquisitions and incurring additional indebtedness.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1     Amended and Restated Credit Agreement (5-Year) dated as of
         March 12, 1996
10.2     Amended and Restated Credit Agreement (364-Day) dated as of
         March 12, 1996
27       Financial Data Schedule



(b) The Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RALCORP HOLDINGS, INC.


                                                By:   /s/ J. R. MICHELETTO
                                                   J. R. Micheletto
                                                   Duly Authorized Signatory and
                                                   Chief Executive Officer and
                                                   Chief Financial Officer


                                  EXHIBIT INDEX

Exhibit
Number                            Description
  10.1                     Amended and Restated Credit Agreement
                           (5-Year) Dated as of March 12, 1996

  10.2                     Amended and Restated Credit Agreement
                           (364-Day) Dated as of March 12, 1996

  EX-27                    Financial Data Schedule
