Form 10-Q
period 1996-06-30
RALCORP HOLDINGS INC
filed 1996-08-14
CIK 918021

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JUNE 30, 1996.

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
     PERIOD FROM ---------- TO ------------.

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

        Common Stock                  Outstanding Shares at
  par value $.01 per share                July 12, 1996
                                           32,924,347

                       RALCORP HOLDINGS, INC.

INDEX

PART I.  FINANCIAL INFORMATION                                    PAGE
                                                                  ----
      Consolidated Statement of Earnings

      Condensed Consolidated Balance Sheet

      Condensed Consolidated Statement of Cash Flows

      Notes to Condensed Financial Statements

      Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

      Other Information

      Exhibits and Reports on Form 8-K






                                    (i)

PART I - FINANCIAL INFORMATION

                                       RALCORP HOLDINGS, INC.
                                 CONSOLIDATED STATEMENT OF EARNINGS
                            (Dollars in millions except per share data)
                                               Three Months Ended            Nine Months Ended
                                                    June 30,                      June 30,
                                              1996           1995           1996           1995
                                            ---------      ---------      ---------      ---------
Net Sales                                   $   230.1      $   231.5      $   802.8      $   768.2
                                            ---------      ---------      ---------      ---------

Costs and Expenses
  Cost of products sold                         126.6          126.1          408.3          393.4
  Selling, general and administrative            44.6           37.3          132.5          120.2
  Advertising and promotion                      58.1           52.8          189.2          161.1
  Interest                                        6.8            7.0           20.2           21.2
  Restructuring charge                           20.7                          20.7
                                            ---------      ---------      ---------      ---------
                                                256.8          223.2          770.9          695.9
                                            ---------      ---------      ---------      ---------
Earnings before Income Taxes                    (26.7)           8.3           31.9           72.3
Income Taxes                                    (10.4)           3.2           12.3           28.2
                                            ---------      ---------      ---------      ---------

Net Earnings                                $   (16.3)     $     5.1      $    19.6      $    44.1
                                            =========      =========      =========      =========


Earnings per Common Share                   $    (.50)     $     .15      $     .59      $    1.31
                                            =========      =========      =========      =========



See Accompanying Notes to Condensed Financial Statements.


                                    RALCORP HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         (Condensed)
                                    (Dollars in millions)
                                                               June 30,             Sept. 30,
                                                                 1996                  1995
                                                               --------             ---------
                      ASSETS
Current Assets
  Cash                                                         $     -               $    -
  Receivables, less allowance for doubtful accounts
   of $1.8 and $.8, respectively                                    87.5                 86.3
  Inventories -
    Raw materials and supplies                                      26.6                 33.4
    Finished products                                               80.2                 76.7
  Prepaid expenses                                                   9.9                 11.1
                                                               ---------             --------
    Total Current Assets                                           204.2                207.5
                                                               ---------             --------

Investments and Other Assets                                        89.0                 91.6
                                                               ---------             --------

Property at Cost                                                   713.7                669.3
  Accumulated depreciation                                         284.1                252.2
                                                               ---------             --------
                                                                   429.6                417.1
                                                               ---------             --------

    Total                                                      $   722.8             $  716.2
                                                               =========             ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt                         $     1.8             $    1.8
  Accounts payable                                                  45.5                 69.4
  Other current liabilities                                         67.4                 33.4
                                                               ---------             --------
    Total Current Liabilities                                      114.7                104.6
                                                               ---------             --------

Long-Term Debt                                                     373.8                395.4
                                                               ---------             --------
Deferred Income Taxes                                               19.9                 20.2
                                                               ---------             --------
Other Liabilities                                                   40.6                 33.6
                                                               ---------             --------
Shareholders Equity
  Common stock                                                        .3                   .3
  Capital in excess of par value                                   131.0                131.0
  Retained earnings                                                 66.2                 46.6
  Common stock in treasury, at cost                                (22.6)               (13.8)
  Unearned portion of restricted stock                              (1.1)                (1.7)
                                                               ---------             --------
    Total Shareholders Equity                                      173.8                162.4
                                                               ---------             --------
      Total                                                    $   722.8             $  716.2
                                                               =========             ========

See Accompanying Notes to Condensed Financial Statements.

                                     RALCORP HOLDINGS, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Condensed)
                                     (Dollars in millions)
                                                                     Nine Months Ended
                                                                           June 30,
                                                                   1996               1995
                                                                ----------         ----------
Cash Flow from Operations
  Net earnings                                                  $     19.6         $     44.1
  Non-cash items included in income                                   34.4               37.9
  Restructuring charge                                                20.7
  Changes in assets and liabilities used in operations                (1.2)             (11.5)
  Other, net                                                           7.7                4.0
                                                                ----------         ----------
    Net cash flow from operations                                     81.2               74.5
                                                                ----------         ----------

Cash Flow from Investing Activities
  Property additions, net                                            (46.5)             (38.6)
  Other, net                                                          (4.6)              (4.2)
                                                                ----------         ----------
    Net cash used by investing activities                            (51.1)             (42.8)
                                                                ----------         ----------

Cash Flow from Financing Activities
  Net payments on long-term borrowings                               (21.6)             (19.8)
  Repurchases of common stock                                         (8.5)             (11.9)
                                                                ----------         ----------
    Net cash used by financing activities                            (30.1)             (31.7)
                                                                ----------         ----------

Net Increase in Cash and Cash Equivalents                              -                  -
Cash and Cash Equivalents, Beginning of Year
                                                                ----------         ----------

Cash and Cash Equivalents, End of Period                        $      -           $      -
                                                                ==========         ==========


See Accompanying Notes to Condensed Financial Statements.

                             RALCORP HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                  (Dollars in millions except per share data)

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

NOTE 2 - RESTRUCTURING CHARGE

        During the quarter ended June 30, 1996, the Company recorded a pre-tax charge of $20.7 ($12.7 after taxes or $.39 per common share) to recognize the costs related to the restructuring of its ready-to-eat cereal subsidiary, Ralston Foods. As a result of this restructuring plan, approximately 100 positions have been eliminated from the Ralston Foods subsidiary and corporate support groups, primarily at the Company's headquarters in St. Louis. In addition, the restructuring plan includes the partial closing of the Ralston Foods production facility in Battle Creek, MI, thereby reducing excess production capacity in the Ralston Foods system and eliminating approximately 190 jobs from the production and administrative staffs at that facility. Company management currently anticipates that all restructuring activities will be completed by the end of the Company's current fiscal year, which is September 30, 1996.

        The components of the restructuring charge are summarized in the following table.


                                                 Amount of      Amount     Balance of
                                                   Charge      Utilized     Reserve
                                                   ------      --------     -------
          Salaries, severance and benefits        $    9.5     $    -       $    9.5
          Asset writedowns                             7.3          5.8          1.5
          Other                                        3.9          -            3.9
                                                  --------     --------     --------
             Total restructuring charge           $   20.7     $    5.8     $   14.9
                                                  ========     ========     ========

NOTE 3 - EARNINGS PER SHARE

        Earnings per common share for the quarter and nine month periods ended June 30, 1996 and 1995 are computed by using the average number of shares of Ralcorp Common Stock outstanding for the periods then ended. Earnings per common share is computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts for the quarters may not total the year-to-date. The weighted average numbers of common shares used for all periods are as follows:

          Quarter ended June 30, 1996...............................32,933,000
          Quarter ended June 30, 1995...............................33,439,000
          Nine months ended June 30, 1996...........................33,022,000
          Nine months ended June 30, 1995...........................33,606,000

        Actual outstanding shares of Ralcorp Common Stock at June 30, 1996 were 32,921,000.

                             RALCORP HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                  (Dollars in millions except per share data)

NOTE 4 - OTHER CURRENT LIABILITIES consists of the following:

                                                      June 30,      Sept. 30,
                                                        1996           1995
                                                     ----------    -----------
Accrued advertising and promotion                     $  23.0        $  3.1
Restructuring reserve                                    14.9
Other items                                              29.5          30.3
                                                     ---------      --------
                                                      $  67.4        $ 33.4
                                                     =========      ========

NOTE 5 - LONG-TERM DEBT

     The Company continues to have available certain borrowings under a bank credit agreement (the Agreement). Provisions of the Agreement require that the Company maintains certain financial ratios and a minimum level of shareholders' equity. There is $275 available under the Agreement, as amended in March 1996, all of which is placed in a revolving credit facility with a maturity date of March 12, 2001.

     At June 30, 1996 and September 30, 1995, long-term debt associated with the Company's businesses consisted of the following:


                                                      June 30,      Sept. 30,
                                                        1996           1995
                                                     ----------    -----------
8.75% Notes due 2004                                  $  150.0      $  150.0
Bank Credit Agreement                                    195.5         217.1
10.85% and 11.15% Notes due 9/30/96,
 9/30/97 and 9/30/98                                       4.5           4.5
Refunding Revenue Bonds Series 90
 7.20%-7.875% due 9/2/98, 9/1/06 and 9/1/08               20.4          20.4
Refunding Revenue Bonds Series 91
 7.125% and 7.375% due 9/1/02 and 9/1/10                   3.0           3.0
Other                                                      2.2           2.2
                                                     ----------    ----------
                                                         375.6         397.2
                                                     ----------    ----------
Less current portion                                      (1.8)         (1.8)
                                                     ----------    ----------
                                                      $  373.8      $  395.4
                                                     ==========    ==========


NOTE 6 - RECLASSIFICATIONS

        Certain reclassifications of the prior year's amounts have been made to conform with the current year's presentation.




                             RALCORP HOLDINGS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                  (Dollars in millions except per share data)

NOTE 7 - SUBSEQUENT EVENTS

        On August 14, 1996, the Company announced the sale of its branded ready-to-eat cereal and cereal based snack mix businesses to General Mills, Inc. for General Mills common stock and the assumption of up to $300 million, principal amount, of the Company's indebtedness, together valued at $570 million. Currently, the Company estimates that the debt assumed will be between $210 million to $240 million. The transaction will use a tax-free reorganization structure that includes the merger of the Company's branded ready-to-eat cereal and cereal based snack mix businesses with a subsidiary of General Mills and the spin-off of the Company's remaining private label ready-to-eat and hot cereals, baby food, private label cracker and cookie and the Resorts Operations
        (or remaining interest therein subject to the disclosure below) businesses to the Company's shareholders. Subsequent to the close of the transaction, shareholders of the Company will hold shares of General Mills common stock and shares of the spun-off company. The completion of the transaction is subject to various government approvals and the approval by Ralcorp shareholders, which may or may not be received.

        Subsequent to June 30, 1996, the Company announced it reached a definitive agreement to sell its Ralston
        Resorts ski subsidiary to Vail Resorts, Inc., for stock and assumed debt, the combined value of which is in excess of $310. The transaction, which has been approved by the Company's Board of Directors, would be comprised of an approximate 24 percent retained ownership interest by the Company in the newly combined ski company as well as the assumption of $165 in Company debt by the newly formed entity. The completion of this transaction is subject to certain government approvals, which may or may not be received.






                             RALCORP HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SUBSEQUENT EVENTS

On August 14, 1996, the Company announced the sale of its branded ready-to-eat cereal and cereal based snack mix businesses to General Mills, Inc. for General Mills common stock and the assumption of up to $300 million, principal amount, of the Company's indebtedness, together valued at $570 million. Currently, the Company estimates that the debt assumed will be between $210 million to $240 million. The transaction will use a tax-free reorganization structure that includes the merger of the Company's branded ready-to-eat cereal and cereal based snack mix businesses with a subsidiary of General Mills and the spin-off of the Company's remaining private label ready-to-eat and hot cereals, baby food, private label cracker and cookie and the Resorts Operations
(or remaining interest therein subject to the disclosure below) businesses to the Company's shareholders. Subsequent to the close of the transaction, shareholders of the Company will hold shares of General Mills common stock and shares of the spun-off company. The completion of the transaction is subject to various government approvals and the approval by Ralcorp shareholders, which may or may not be received.

On July 23, 1996, the Company announced the sale of its resorts operations to Vail Resorts in a transaction valued in excess of $310 million. The sale allows the Company to significantly reduce its corporate debt by $165 million and also retain an approximate 24% ownership interest in the newly combined ski resort that will feature five of the premier ski resorts in North America. The completion of the transaction is subject to various government approvals, which may or may not be received.

HIGHLIGHTS

For the quarter ended June 30, 1996, the Company recorded sales of $230.1 million and a net loss, excluding a charge related to restructuring of the Company's cereal operations, of $3.6 million. For the comparable prior year period, sales were $231.5 million and net earnings were $5.1 million.
Operations for the three months ended June 30, 1996 resulted in a loss per share, excluding the charge, of $.11 compared to earnings per share of $.15 in the prior year quarter. During the current year quarter, the Company recorded a pre-tax restructuring charge of $20.7 million ($12.7 million after-tax or $.39 per share) to recognize the costs related to the restructuring of its ready-to-eat cereal subsidiary, Ralston
Foods.  The charge is reflected on the accompanying
Consolidated Statement of Earnings. As a result of the restructuring plan, approximately 100 positions have been eliminated from the Ralston Foods subsidiary and corporate support groups, primarily at the Company's headquarters in St.
Louis. In addition, the restructuring plan includes the partial closing of the Ralston Foods production facility in Battle Creek, MI, thereby reducing excess production capacity in the Ralston Foods system and eliminating approximately 190 jobs from the production and administrative staffs at that facility.

For the first nine months of the current fiscal year, sales and net earnings, excluding the aforementioned restructuring charge, were $802.8 million and $32.3 million compared to sales and net earnings of $768.2 million and $44.1 million, respectively, in the same prior year period. The restructuring charge reduced net earnings and earnings per share for the nine months ended June 30, 1996 to $19.6 million and $.59, respectively.


                        BUSINESS SEGMENT INFORMATION
                               (in millions)
                                             Three Months Ended June 30
                                             --------------------------

                                        Sales                   Operating Profit
                              --------------------------  -----------------------------
                                  1996          1995          1996             1995
                                  ----          ----          ----             ----
  Consumer Foods               $    212.5    $    214.1    $      8.3 <F*>  $     22.1
  Resort Operations                  17.6          17.4          (6.3)            (5.2)
                              ------------  ------------  ------------     ------------

    Total                      $    230.1    $    231.5    $      2.0       $     16.9
                              ============  ============  ============     ============

                                              Nine Months Ended June 30
                                              -------------------------

                                        Sales                   Operating Profit
                              --------------------------  -----------------------------
                                  1996          1995          1996             1995
                                  ----          ----          ----             ----
  Consumer Foods               $    681.3    $    654.0    $     45.3 <F*>  $     73.7
  Resort Operations                 121.5         114.2          31.9             25.8
                              ------------  ------------  ------------     ------------

    Total                      $    802.8    $    768.2    $     77.2       $     99.5
                              ============  ============  ============     ============

<F*> Excluded from the three and nine month periods ended June 30, 1996 is a $20.7 million pre-tax charge related to the restructuring of the Company's cereal subsidiary.

CONSUMER FOODS

Consumer Foods sales decreased .8% or $1.6 million for the three months ended June 30, 1996 over the comparable prior year period, on declines in private label cereal volume and continued volume declines in fractional share cereal brands. The cereal volume declines are mostly offset by the significant improvements in branded snack volume, favorable pricing in cereals, volume increases in crackers and cookies and slight pricing and volume improvements in baby foods. For the quarter, the CHEX MIX snack product continued its strong performance of the last year, increasing its volumes by approximately 50% on a quarter-to-quarter basis. Branded cereal volume was down for the current quarter compared to the same quarter of the prior year as declines in fractional share brands more than offset the virtually flat volume performance of the Company's mainline CHEX cereals. Private label cereal volume continued its decline due to continued heavy promotional spending and reductions in prices by branded competitors.

Sales in the Consumer Foods segment for the nine months ended June 30, 1996 improved $27.3 million to $681.3 million for an increase of 4.2% over the comparable year ago period. This improvement can be attributed to higher branded snack volume, favorable cereal and baby foods pricing and improved volume in children's cereals, baby foods and crackers and cookies. The volume improvement in children's cereal is attributable to the Company's new SPIDER-MAN product, although at a rate significantly below expectations for the product.

Consumer Foods operating profit for the quarter ended June 30, 1996, excluding the pre-tax restructuring charge, declined $13.8 million due exclusively to lower results in cereals. Operating profit for the baby foods and crackers and cookies operations were flat on a quarter-to-quarter basis. The key variables in the significant decline in segment operating profit was an 8.7% private label cereal volume decline, a result of significant competitive pressures, and an 8.0% branded cereal volume drop, primarily in the fractional share brands, compared to last year's third quarter. Also negatively affecting operating profit for the Ralston Foods cereals and snacks subsidiary was an increase in advertising and promotion expense. The majority of the increase in advertising and promotion expense in the quarter can be attributed to promotional spending necessary to support the position of Ralston Foods' private label cereals.

For the nine months, Consumer Foods operating profit fell $28.4 million from year ago levels to $45.3 million, again excluding the pre-tax restructuring charge, on lower cereal results partially offset by improvements in baby food and crackers and cookies. Operating profit for Ralston Foods declined on higher advertising and promotion expense, the continued increase in ingredient costs and higher information systems costs, partially offset by the strong performance of CHEX MIX snacks and favorable cereal prices. SPIDER-MAN cereal, introduced in last fiscal year's fourth quarter, continues to be an earnings disappointment with volumes significantly below expectations. Beech-Nut and Bremner posted strong operating profit gains year-over-year primarily on significant volume improvements.

RESORT OPERATIONS

The Ralston Resorts operation recorded a $6.3 million operating loss for the quarter ended June 30, 1996, compared to an operating loss of $5.2 million for the same quarter last fiscal year. The $1.1 million unfavorable comparison is primarily due to lower overall skier visits resulting from warm spring weather. This year's third quarter sales were basically flat with the prior year's third quarter. For the nine months ended June 30, 1996, operating profit increased $6.1 million to $31.9 million compared to the same nine month period of the prior fiscal year. Excellent ski conditions during the key winter months resulted in increases in skier visits and room nights of 5.4% and 3.9%, respectively, compared to last year's first nine months. For the nine months ended June 30, 1996, total skier visits were approximately 2.7 million

Results for Resort Operations are highly seasonal.
Historically, more than the entire year's operating profit has been earned during the Company's second fiscal quarter which begins on January 1.

RESULTS OF OPERATIONS

Cost of products sold as a percentage of sales was 55.0% for the current year third quarter compared to 54.5% for the same quarter of the prior year, and for the nine months ended June 30, 1996, decreased to 50.9% from 51.2% in the prior year period. The quarterly increase in cost of products sold is primarily due to higher ingredient costs, the effects of which have been most significant on the Ralston Foods and Bremner subsidiaries. The slight improvement in cost of products sold between nine month periods is due to increased resort operation revenues offset by higher ingredient costs.
Selling, general and administrative expense as a percent of sales increased to 16.5% in the nine months of the current year compared to 15.7% in the prior period primarily due to higher information systems costs. Advertising and promotion expenses for the nine months ended June 30, 1996 increased to 23.6% of sales from 21.0% in the prior year period and increased to 25.3% of sales in the current year quarter from 22.8% for the same prior year period. A significant portion of the year-to-date increase is due to spending associated with SPIDER-MAN, a new branded cereal item, and stepped up promotional spending necessary to protect the Company's private label cereals position. The quarterly advertising and promotion increase is a result of the promotional spending necessary to support the Company's private label cereals. The Company's private label cereal products have come under pressure due to the heavy promotional spending and price reductions by branded competitors. Income taxes were 38.7% of earnings before income taxes in the current quarter compared to 39.0% in the year ago period.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow from operations, which increased to $81.2 million for the nine months ended June 30, 1996 compared to $74.5 million for the same prior year period, primarily due to a current year decline in inventory balances, partially offset by reduced earnings. Net working capital, excluding cash and current maturities of long-term debt, was $91.3 million at June 30, 1996 compared to $104.7 million at September 30, 1995.

Net property additions of $46.5 million for the first nine months of fiscal 1996 include gross property additions of $49.2 million, partially offset by proceeds of disposals, compared to net additions of $38.6 million in the prior year consisting of gross additions of $42.0 million, partially offset by property disposals. During the first nine months of the current year the Company repurchased $8.5 million of its Common Stock compared to $11.9 million in the prior year. As a result of activity during the nine months ended June 30, 1996, total debt declined by $21.6 million to $375.6 million compared to $397.2 million at September 30, 1995. As a percent of total capitalization, total debt improved in the nine months to 68.4% compared to 71.0% at September 30, 1995.

On May 25, 1995, the Company's Board of Directors authorized management to repurchase up to one million shares of the Company's Common Stock from time to time as management determines. As of August 14, 1996, the Company had repurchased approximately 371,000 shares for $9.1 million pursuant to such authorization.

OUTLOOK

The Company continues to be negatively affected by the changing competitive environment featuring price reductions and deep discounting by top branded cereal competitors. These changes have resulted in an increase in the level of branded cereal products being purchased at lower promoted prices, and has caused a significant decline in the Company's private label cereal volume. The combination of this private label volume decline and the continued declining performance by several of the Company's minor branded cereal products, create a near term financial outlook for the Company's cereal business that is unfavorable. Management believes the Company will record an operating loss for the remainder of the fiscal year.

The outlook for the remainder of the Company's businesses is positive when viewed on an entire year basis. The Company's Beech-Nut baby food business is expected to post improved earnings year over year, however, recent competitive activities have and could continue to limit some growth in the second half of the year. The Bremner cracker and cookie business continues to perform well, while Ralston

Resorts will be much improved over the prior year, despite operating at a loss in the fourth quarter, which is normal for this seasonal business.

In light of the Company's earnings expectations, the Company may violate a provision in its bank credit agreements requiring it to meet specified interest and debt coverage ratios.
Management believes that prior to violating such ratios, the Company will be able to renegotiate its bank credit agreements, obtain a waiver of the pertinent ratios, or obtain alternative financing at rates that may be higher than under existing bank credit agreements.

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

     (iii) If the Company violates its interest or debt coverage ratios discussed in the Outlook section above and the Company is unable to secure waivers of the ratio or amendments to its bank credit agreements, or obtain alternate sources of debt financing, then the Company could be in default of its bank credit agreements (and its 8 3/4% $150 million Notes due September 15, 2004 by virtue of cross-default provisions therein). In such event, the lenders under the bank agreements (and the holders of the Notes) could accelerate repayment of the full amount of the debt and interest outstanding thereunder; and

     (iv) If the Company renegotiates its bank credit agreements or obtains alternate sources of financing, (a) the Company could face additional or more restrictive covenants preventing the Company from engaging in certain actions such as, but not limited to, payment of dividends, repurchases of stock, making acquisitions and incurring additional indebtedness; and (b) the interest rates under such alternative financing may be significantly higher than under existing bank credit agreements.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1     Amendment dated June 26, 1996, to Amended and
         Restated Credit Agreement (5-Year) dated as of March 12, 1996

10.2     Amendment dated June 26, 1996, to Amended and
         Restated Credit Agreement (364-Day) dated as of March 12, 1996

10.3     Stock Purchase Agreement among Vail Resorts, Inc.,
         Ralston Foods, Inc. and Ralston Resorts,
         Inc. dated July 22, 1996 (Shareholder Agreement is included as exhibit).



(b)    Reports on Form 8-K

       (i)  On June 10, 1996, the Company filed a report on
            Form 8-K announcing the elimination of
            approximately 100 positions at its
            headquarters.

       (ii) On June 18, 1996, the Company filed a report on
            Form 8-K announcing the elimination of
            approximately 190 positions at its Battle
            Creek, Michigan ready-to-eat cereal plant.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RALCORP HOLDINGS, INC.



                              By:  /s/ J.R. Micheletto
                                   --------------------------------
                                   J. R. Micheletto
                                   Duly Authorized Signatory and
                                   Chief Executive Officer and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                       Description
- - - -------                      -----------

  10.1 Amendment dated June 26, 1996, to Amended and Restated Credit Agreement (5-Year) Dated as of March 12, 1996

  10.2 Amendment dated June 26, 1996, to Amended and Restated Credit Agreement (364-Day) Dated as of March 12, 1996

  10.3    Stock Purchase Agreement among Vail Resorts,
          Inc., Ralston Foods, Inc. and Ralston Resorts, Inc.
          dated July 22, 1996 (Shareholder Agreement is included as exhibit)