Form 10-K
period 1996-09-30
RALCORP HOLDINGS INC
filed 1996-12-30
CIK 918021

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 1-12766

                             RALCORP HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES)

                   MISSOURI                                     43-1664297
           (STATE OF INCORPORATION)                          (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)

                               800 MARKET STREET
                                   SUITE 2900
                           ST. LOUIS, MISSOURI 63101
                                 (314) 877-7000
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------------------------   -------------------------------
            Common Stock, $.01 par value.........    New York Stock Exchange, Inc.
            Common Stock Purchase Rights.........    New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant $631,597,832 based upon the closing market price on November 29, 1996. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

     Number of shares of Common Stock, $.01 par value, outstanding as of close of business on December 27, 1996: 32,894,084.

                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Ralcorp Holdings, Inc. is a Missouri corporation incorporated on January 19, 1994. Its principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The term "Company" and "Ralcorp" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

     The Company is primarily engaged in the manufacturing, distribution and marketing of private label and branded ready-to-eat cereal products and snacks, branded and private label crackers and cookies, and branded baby food and juices, and operates the Keystone, Arapahoe Basin and Breckenridge resorts in Summit County, Colorado.

     Information under the following Items in this Report are incorporated into this Item 1: Item 6; and Item 7.

                          RECENT BUSINESS DEVELOPMENTS

     The Company is the successor to, and owns and operates substantially all of, the ready-to-eat cereal and snack business conducted in the Western Hemisphere (the "Cereal Business"), "BEECH-NUT" baby food business (the "Baby Food Business"), private label and branded cracker and cookie business (the "Cracker and Cookie Business") and Keystone, Arapahoe Basin and Breckenridge resorts (the "Resort Operations"); (collectively, the "Ralcorp Businesses") formerly operated by Ralston Purina Company ("Ralston"). During the fiscal year, the Company sold its coupon redemption business (the "Coupon Redemption Business").

     On July 23, 1996, the Company announced that it had reached a definitive agreement to sell its Resort Operations to Vail Resorts, Inc. ("Vail") for stock and assumed debt. As of December 26, 1996, the proposed sale is being reviewed by the United States Department of Justice ("DOJ") under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act"). Unless extended by the parties, the definitive agreement expires on January 10, 1997. The Company believes the DOJ will make a decision whether to oppose the transaction or allow the parties to consummate the transaction prior to that date. The Company values the purchase price in excess of $310 million. Vail will pay for the ski resorts by assuming $165 million in Ralcorp debt and issuing Vail common stock to the Company.

     On August 14, 1996, the Company announced it reached a definitive agreement to sell its branded ready-to-eat cereal and snack businesses (the "Branded Businesses") to General Mills, Inc. for General Mills common stock and the assumption of Ralcorp debt together valued at $570 million. On August 19, 1996, General Mills and Ralcorp each filed Premerger Notification and Report Forms pursuant to the HSR Act with the DOJ and the Federal Trade Commission ("FTC"). On September 18, 1996, Ralcorp and General Mills each received a request for additional information under the HSR Act from the FTC. On December 9, 1996, General Mills signed an agreement (the "Consent Agreement") relating to a proposed consent order with the FTC (the "Proposed FTC Order"). The FTC accepted the Consent Agreement for public comment on December 24, 1996, at which time the FTC granted early termination of the required waiting period under the HSR Act with respect to the Merger.

     In order to effectuate the sale of the Branded Business, the Company plans to spin-off to its shareholders a newly formed company containing all of its businesses other than the Branded Business. The spin-off will be effectuated through the distribution of one share of stock in the newly formed company for each share of Ralcorp common stock owned on the record date for the spin-off. The Company will distribute an Information Statement describing the newly formed company. Immediately after the spin-off, the Company will merge with a subsidiary of General Mills. The merger will be effectuated by exchanging each share of Ralcorp common stock for a fractional share of General Mills common stock. The Company will distribute a proxy statement wherein it will request the Company's shareholders approve the above described spin-off and merger. The spin-off and merger transactions are conditioned on the receipt of shareholder approval. The Company anticipates holding a special meeting of shareholders on January 31, 1997. Documents relating thereto will be mailed to shareholders beginning on December 30, 1996.

     On September 27, 1996, the Company announced the resignation of Richard A. Pearce as Co-Chief Executive Officer and President and Director of the Company. On the same day, the Company announced that Joe R. Micheletto was appointed sole Chief Executive Officer and President of the Company in addition to his position as Director. Previously Mr. Micheletto served as the Company's Co-Chief Executive Officer and Chief Financial Officer and Director.

     On October 14, 1996, the Company announced that Susan P. Widham was appointed Corporate Vice President and President of Beech-Nut Nutrition Corporation and Ronald D. Wilkinson was appointed Corporate Vice President and Director, Product Supply for the Ralston Foods cereal business.

          OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

TRADEMARKS

     The Company owns a number of trademarks that it considers substantially important to its business, including "RALSTON", "CHEX", "CHEX MIX", "COOKIE CRISP", "BEECH-NUT", "STAGES", "KEYSTONE", "BRECKENRIDGE" and "ARAPAHOE BASIN".

SEGMENTS

     The Company is presently comprised of the business segments: Consumer Foods and Resort Operations.

CONSUMER FOODS

     For each of the last three fiscal years, Consumer Foods has accounted for approximately 90% of the sales of the Company. Ralcorp's principal products in its Consumer Foods segment are ready-to-eat cereals under various brand names including "CHEX" and "COOKIE-CRISP," various private label cereals produced for grocery retailers, snacks consisting of the cereal based "CHEX MIX" brand, specialty cracker products under the "RY-KRISP" brand, various private label crackers and cookies, and prepared baby foods and baby juices under the "BEECH-NUT" brand. The majority of the sales volume of the Consumer Foods segment is to supermarkets and other grocery retailers. Sales of the Consumer Foods segment tend to be somewhat seasonal, with historically strong fall and winter periods associated with "CHEX" party mix holiday promotions.

RESORT OPERATIONS

     For each of the last three fiscal years, sales generated by the Resort Operations have accounted for approximately 10% of the sales of the Company. The Resort Operations consist of the Keystone, Arapahoe Basin and Breckenridge resorts located in Summit County, Colorado. Sales of the Resort Operations segment are highly seasonal, with sales primarily occurring during the winter ski season, with inconsequential off-season sales. In recent years, however, management has increased its efforts to increase the number of off-season visitors, through special promotional activities during the off-season and the construction of a multi-use convention facility for the attraction of conventions throughout the year. Performance of the Resort Operations segment is highly subject to weather conditions, but management, through expansion of snow-making capabilities and night skiing opportunities, has been able to increase the number of skier days at the Keystone Resort in recent periods. Ralcorp has formed a joint venture with Intrawest Corporation to develop the undeveloped real estate in the Keystone Resort.

DISTRIBUTION SYSTEM

     Branded cereals, private label cereals and branded snacks are warehoused in seven independent warehouse facilities and shipped to customers principally via independent truck lines. These products are marketed primarily through food brokers to grocery wholesalers, retail chains, mass merchandisers, warehouse club outlets and other customers.

     Principally, Beech-Nut products are shipped directly to accounts' warehouses. One independent warehouse facility is used in California. Beech-Nut products are marketed to retailers by a direct sales force in the metropolitan New York and Northern New Jersey areas, while a broker network is used in the remaining markets.

     Private label crackers and private label cookies are manufactured in one location and shipped directly to accounts' warehouses. Branded crackers are manufactured at another location and distributed through a direct store distribution network.

COMPETITION

     The Company's businesses face intense competition from large branded cereal, cracker and cookie manufacturers, highly competitive private label cereal, cracker and cookie manufacturers, and large branded baby food manufacturers. Top branded ready-to-eat cereal competitors include Kellogg, General Mills, Kraft General Foods and Quaker. In the first half of calendar year 1996, major branded producers significantly reduced wholesale prices of many branded ready-to-eat cereal products and began advertising and promotion spending to publicize such decreases. The result has been a dramatic drop in earnings of the Cereal Business. The Baby Food Business is believed to currently rank second in sales for baby food products and its top competitor, Gerber Products Company, produces about 68% of branded baby foods sold in the United States. Recently, Gerber announced it intends to alter some of its product formulations to eliminate or reduce added starch and sugar. The Baby Food Business advertising has emphasized, for a number of years, the absence of added sugar and starch in many of its Beech-Nut baby food products. The Cracker and Cookie Business faces intense competition from large branded manufacturers such as Nabisco and Keebler/Sunshine who possess approximately 36% and 21%, respectively, of the branded cracker category and similar shares in the cookie category (on a volume basis). In addition, private label cracker and cookie manufacturers such as BakeLine, Wortz and Midwest Baking provide significant competition in the store brand segment.

     The industries in which the Company's businesses compete are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Future growth opportunities for the Company's businesses are expected to depend on Ralcorp's ability to implement strategies for competing effectively in all of its businesses, primarily the Cereal Business, including strategies relating to enhancing the performance of its employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining aggressive pricing and promotion of its products.

     The ski industry is highly competitive. The Resort Operations compete with mountain resort areas in the United States, Canada and Europe for destination guests and with numerous ski areas in Colorado for the day skier. The Company also competes with other worldwide recreation resorts, including warm weather resorts, for the vacation guest. The Resort Operations' major U.S. competitors include the Utah ski areas, the Lake Tahoe ski areas in California and Nevada, the New England ski areas and the other major Colorado ski areas, including Copper Mountain, Vail, Telluride, Steamboat Springs, Winter Park, Loveland and the Aspen resorts. Total skier days generated by all United States ski areas have increased by a total of only 2% since the 1985-86 ski season which also has increased competition for the vacation guest. The competitive position of the Resort Operations is dependent upon many diverse factors such as proximity to population centers, availability and cost of transportation to the areas, including direct flight availability by major airlines, pricing, snowmaking facilities, type and quality of skiing offered, duration of the ski season, prevailing weather conditions, the number, quality and price of related services and lodging facilities, and the reputation of the areas. In addition to competition with other mountain and warm weather resorts for the vacation guest, the Resort Operations also face competition for day skiers from nearby population centers from varied alternative leisure activities, such as attendance at movies, sporting events and participation in alternative indoor and outdoor recreational activities.

EMPLOYEES

     Ralcorp employs approximately 6,400 people in the United States, including approximately 2,300 seasonal employees utilized primarily in the Resort Operations segment. Approximately 16% of the Ralcorp personnel are covered by ten union contracts which terminate at various times from March 2, 1997 to April 5, 1998.

POTENTIAL ADVERSE EFFECTS OF ECONOMIC SLOWDOWN

     Because the Resort Operations derive a significant portion of its revenues from the worldwide leisure market, an economic recession or other significant economic slowdown could adversely affect the Company's business. Although, historically, economic downturns have not had an adverse impact on the Company's operating results, there can be no assurance that a decrease in the amount of discretionary spending by the public in the future would not have an adverse effect on the Company's business.

RAW MATERIALS

     The principal raw materials used in the Company's businesses are grain and grain products, flour, sugar, fruits and vegetables. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in the Company's products may fluctuate widely due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. During the past fiscal year certain key raw materials were at historically high prices. Agricultural products represent 30% to 48% of the Company's cost of goods sold in fiscal 1996. The cost of packaging supplies, predominately paper based, have increased dramatically over the past two years. Packaging prices represent 23% to 42% of the Company's cost of goods sold in fiscal 1996. From time to time the Company will enter into supply contracts for periods up to twelve months to secure favorable pricing for ingredient and packaging supplies.

GOVERNMENTAL REGULATION; ENVIRONMENTAL MATTERS

     The operations of the Ralcorp Businesses are subject to regulation by various federal, state and local governmental entities and agencies. As a producer of goods for human consumption, such operations are subject to stringent production and labeling standards.

     The operations of the Ralcorp Businesses, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. Certain Ralcorp Businesses have received notices from the United States Environmental Protection Agency that they have been identified as a "potential responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and Ralcorp may be required to share in the cost of cleanup with respect to one disposal site. Under applicable law, Ralcorp's liability, if any, for the cleanup of the disposal site may be joint and several with all PRPs at this site. Management reviews a number of items to determine if the remediation associated with environmental matters is expected to be material to Ralcorp including, but not limited to, the stage of each proceeding; whether other parties have been designated as possibly responsible (including other PRPs) and the financial strength of such other parties; the nature and volume of hazardous material alleged to be located at a site; Ralcorp's alleged volumetric contribution to a site; the contemplated remedy for a site; any defenses or third party claims Ralcorp may have; indemnification arrangements with third parties; the number of years over which remediation costs will be distributed; reports of experts (internal or external); and appropriate governmental opinions on the remediation of a site. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, shared cleanup costs at CERCLA sites, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on Ralcorp's capital expenditures, earnings and competitive position.

ITEM 2. PROPERTIES.

     Ralcorp's principal properties are its manufacturing locations. Shown below are the locations of the principal properties which will be owned by Ralcorp following the Distribution. Ralcorp leases its principal executive offices and research and development facilities in St. Louis, Missouri. The management of Ralcorp believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

  CEREAL PLANTS      CRACKER AND COOKIE PLANTS     BABY FOOD PLANTS                SKI RESORTS
-----------------    -------------------------     ----------------     ---------------------------------
Battle Creek, MI       Minneapolis, MN             Canajoharie, NY      Keystone, Summit County, CO
Cedar Rapids, IA       Princeton, KY               Fort Plain, NY       Breckenridge, Summit County, CO
Lancaster, OH                                                           Arapahoe Basin, Summit County, CO
Sparks, NV

     With respect to the Resort Operations, Ralston Resorts, Inc. has been granted the right to use approximately 3,156 acres, 5,571 acres and 825 acres of federal land under the terms of permits with the Forest Service for Breckenridge, Keystone and Arapahoe Basin, respectively. Both the Breckenridge permit and the Arapahoe Basin permit expire on December 31, 2029, while the Keystone permit expires on December 31, 2032. Each of the permits is terminable by the Forest Service if required for the public interest. While the Company believes that its relationship with the Forest Service is good, and to the Company's knowledge no recreational Special Use Permit or Term Special Use Permit for any major ski resort has ever been terminated by the Forest Service, a termination of any of the Resort Operations' permits would have a material adverse effect on the business and operations of the Company.

ITEM 3. LEGAL PROCEEDINGS.

     Ralcorp is currently a party to a number of legal proceedings in various state and federal jurisdictions arising out of the operations of its businesses. These proceedings are in varying stages and some involve highly complex questions of law and fact.

     On January 4, 1993, Ralston Purina, Ralcorp's former parent, was served with the first of nine substantively identical actions currently pending in the United States District Court for the District of New Jersey. The suits have been consolidated and styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP). The consolidated proceeding is a certified class action by and on behalf of all direct purchasers of baby foods (other than the defendants and governmental entities), alleging that the Beech-Nut baby food business (and its predecessor, Nestle Holdings, Inc.) together with Gerber Products Company and H. J. Heinz Company, conspired to fix, maintain and stabilize the prices of baby foods during the period January 1, 1975 to August 31, 1992, and seeking treble damages. On January 19 and 21, 1993, Ralston Purina was served with two class actions on behalf of indirect purchasers (consumers) of baby food in California, which contain substantively identical charges. These actions have been consolidated in the Superior Court for the County of San Francisco and styled Bruce, et al. v. Gerber Products Company, et al., No. 94-8857. On January 19, 1993, Ralston Purina was served with a similar action filed in Alabama state court on behalf of indirect purchasers of baby food in Alabama, styled Johnson, et al. v. Gerber Products Company et al., No. 93-L-0333-NE. Both state actions allege violations of state antitrust laws and are substantively identical to each other. Similar state actions may be filed in states having laws permitting suits by indirect purchasers. Ralston Purina and Ralcorp have agreed in the reorganization agreement entered into in connection with the 1994 Spin-off of Ralcorp from Ralston Purina Company (the "Reorganization Agreement") that all expenses related to the above antitrust matters will be shared equally, but that Ralcorp's liability for any settlement or judgment will not exceed $5 million.

     Except as noted, many of the foregoing matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. Based upon a review of the petitions in the above antitrust matters, it appears that those actions contain questionable allegations and that there are numerous meritorious defenses. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Ralcorp management, based upon the information presently known, as well as upon the limitation of its liabilities set forth in the Reorganization Agreement, the ultimate liability of Ralcorp, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders during the fourth quarter of fiscal year 1996.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT.

Joe R. Micheletto.............    60   Chief Executive Officer and President of Ralcorp since
                                       September, 1996. Previously he was named Co-Chief
                                       Executive Officer and Chief Financial Officer of Ralcorp
                                       in 1994. He served as Vice President and Controller of
                                       Ralston Purina Company from 1985 to 1994, and as Chief
                                       Executive Officer of Ralston Purina's Keystone Resorts
                                       from 1991 to 1994.
Kevin J. Hunt.................    45   Corporate Vice President and President of Bremner since
                                       October 1995. Previously, he was named Executive Vice
                                       President and President of Bremner, Inc. in 1994. Mr.
                                       Hunt joined Ralston Purina in 1985. He was named
                                       Director of Marketing for Continental Baking Company in
                                       1988. In 1992, he was named Director of Planning,
                                       Corporate for Ralston Purina and was named President of
                                       Bremner, Inc. for Ralston Purina in 1993.
Robert W. Lockwood............    52   Corporate Vice President, General Counsel and Secretary
                                       of Ralcorp since 1994. Mr. Lockwood joined Ralston
                                       Purina in 1976. In 1981, he was named Associate Counsel
                                       and Assistant Secretary of Ralston Purina Company and in
                                       1989, he was named Vice President, Senior Counsel and
                                       Assistant Secretary of Ralston.
James A. Nichols..............    47   Corporate Vice President and President of Ralston Foods
                                       since December 1995. Previously, he was named Corporate
                                       Vice President of Ralcorp and President, Beech-Nut
                                       Nutrition Corporation in 1994. Mr. Nichols joined
                                       Ralston Purina in 1975. In 1985, he was named Vice
                                       President and Director of Marketing -- Cereal of Ralston
                                       Purina. In 1989, he was named President, Beech-Nut
                                       Nutrition Corporation of Ralston.
David P. Skarie...............    49   Corporate Vice President and Director of Customer
                                       Development of Ralcorp since 1994. Mr. Skarie joined
                                       Ralston Purina in 1986. In 1988, he was named National
                                       Sales Director, General Merchandise of Ralston Purina
                                       Company; in 1990, he was named Vice President, Eastern
                                       Division Sales of Ralston; in 1991, he was named Vice
                                       President, Field Sales of Ralston; and in 1993, he was
                                       named Vice President -- Director, Customer Development,
                                       Human Foods of Ralston.

Susan P. Widham...............    39   Corporate Vice President and President, Beech-Nut
                                       Nutrition Corporation since 1996. Ms. Widham joined
                                       Ralston Purina in 1985. In 1991, she was named Group
                                       Director, Marketing for Beech-Nut Nutrition Corporation;
                                       and in 1992, was named Director of Marketing for
                                       Beech-Nut. In 1994, she was named Vice President,
                                       Director of Marketing for Beech-Nut; and in 1995, was
                                       named Executive Vice President, Director of Marketing
                                       for Beech- Nut. In December, 1995, she was named
                                       Executive Vice President and Director of Branded Foods
                                       Marketing for Ralston Foods.
Ronald D. Wilkinson...........    46   Corporate Vice President and Director, Product Supply of
                                       Ralston Foods since 1996. Mr. Wilkinson joined Ralcorp
                                       in November, 1995. In 1991, he was named Director,
                                       Engineering U.S. Cereals for The Quaker Oats Company;
                                       and in 1992, was named Vice President, Supply Chain U.S.
                                       Cereals for The Quaker Oats Company. In November, 1995,
                                       Mr. Wilkinson joined Ralcorp as Executive Vice President
                                       and Director, Manufacturing for Ralston Foods; and in
                                       June, 1996, was named Executive Vice President and
                                       Director, Product Supply for Ralston Foods.

(Ages are as of December 31, 1996)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

     The Company's common stock (RAH) is traded on the New York Stock Exchange. There were 20,462 common shareholders of record on December 3, 1996. The Company does not intend to begin paying cash dividends in fiscal 1997.

     The following table sets forth, for the fiscal quarters indicated (ended December 31, March 31, June 30 and September 30), the range of high and low sale prices of Ralcorp Common Stock as reported on the NYSE Composite Tape.

                                                                            RALCORP COMMON STOCK
                                                                      --------------------------------
                          FISCAL QUARTER                                HIGH        LOW      DIVIDENDS
------------------------------------------------------------------    --------    --------   ---------
1995
  1st Quarter.....................................................     $23  5/8    $18  5/8    $  --
  2nd Quarter.....................................................      25  1/4     21  5/8       --
  3rd Quarter.....................................................      25          21  1/2       --
  4th Quarter.....................................................      24  3/4     21  7/8       --
1996
  1st Quarter.....................................................     $27  3/8    $22  5/8    $  --
  2nd Quarter.....................................................      28  1/4     23  3/8       --
  3rd Quarter.....................................................      25          20  3/8       --
  4th Quarter.....................................................      22  1/2     19  3/4       --

ITEM 6. SELECTED FINANCIAL DATA.

                             RALCORP HOLDINGS, INC.

                          FIVE YEAR FINANCIAL SUMMARY
                           STATEMENT OF EARNINGS DATA

                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                                    --------------------------------------------------
                                                      1996        1995       1994      1993      1992
                                                    --------    --------    ------    ------    ------
                                                    (IN MILLIONS, EXCEPT PERCENTAGE DATA)
Net Sales.......................................... $1,027.4    $1,013.4    $987.0    $902.8    $870.6
Depreciation and Amortization......................     46.4        46.7      44.2      35.3      29.2
(Loss) Earnings before Income Taxes,
  Interest Expense and Cumulative Effect of
  Accounting Changes...............................   (46.3)        83.0     100.2      87.7      63.5
  As a Percent of Sales............................    (4.5)%        8.2%     10.2%      9.7%      7.3%
(Loss) Earnings before Income Taxes and Cumulative
  Effect of Accounting Changes..................... $ (73.1)    $   54.8    $ 87.9    $ 85.1    $ 61.2
Income Taxes.......................................   (26.3)        21.4      34.3      33.2      23.0
(Loss) Earnings before Cumulative Effect of
  Accounting Changes...............................   (46.8)        33.4      53.6      51.9      38.2
Net (Loss) Earnings(a,b,c,d).......................   (46.8)        33.4      53.6      42.6      38.2

                               BALANCE SHEET DATA

                                                                      SEPTEMBER 30,
                                                    --------------------------------------------------
                                                      1996        1995       1994      1993      1992
                                                    --------    --------    ------    ------    ------
Working Capital(e)................................. $   92.4    $  104.7    $ 81.8    $ 54.8    $ 57.2
Property at Cost, Net..............................    322.6       417.1     416.2     412.6     352.2
  Additions (during the period)....................     60.2        59.3      38.2      50.8      64.3
  Depreciation (during the period).................     43.5        44.1      41.7      34.0      28.5
Total Assets.......................................    627.1       716.2     700.1     626.4     519.9
Long-Term Debt.....................................    376.6       395.4     389.4      30.3      27.9
Shareholders' Equity...............................    107.4       162.4     141.2
Ralston Equity Investment..........................                                    474.4     380.0

-------------------------
(a) Includes, in 1996, a $109.5 pre-tax impairment charge ($68.8 after taxes) related to its private label ready-to-eat cereal and consumer hot cereal operations.

(b) Includes, in 1996, a $16.5 pre-tax restructuring charge ($10.4 after taxes) to recognize the costs related to the restructuring of its ready-to-eat cereal subsidiary, Ralston Foods, Inc. The original charge of $20.7 was taken in the third quarter of 1996. In the fourth quarter of 1996, Ralcorp reversed $4.2 of that original amount. This reversal was offset by $4.0 ($2.5 after taxes) of transaction fees related to the proposed sale of the Resort Operations.

(c) Includes, in 1995, $21.9 pre-tax nonrecurring charges ($13.6 after taxes) related to exit of industrial oats and oats milling operations and impairment of the consumer hot cereal business.

(d) The cumulative effect of accounting changes for postretirement benefits other than pensions and for income taxes reduced earnings by $9.3, after taxes, in the year ended September 30, 1993.

(e) Excludes cash and current maturities of long-term debt, where applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RALCORP HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the Business Segment Information, Consolidated Financial Statements and Notes to Consolidated Financial Statements.

     The Company operates in two business segments, the "Consumer Foods" segment, comprised of the cereals and snacks, baby food and crackers and cookies businesses, and the "Resort Operations" segment, consisting of the Keystone, Breckenridge and Arapahoe Basin ski resorts.

OVERVIEW

     Fiscal 1996 proved to be a year in which the Company's businesses achieved varying performance levels. The Beech-Nut baby food business performed well in the first half of the fiscal year, but increased competitive pressure in the third and fourth quarters slowed Beech-Nut's operating profit growth. The Bremner cracker and cookie business recorded significant growth through new product sales and by adding new accounts throughout the year. A good winter ski season provided the ski resorts business with favorable year to year profit comparisons. Dramatic changes throughout the ready-to-eat cereal category and especially in the category's pricing structure had a significant negative impact on the operating results of the Ralston Foods cereal business. Cereal volume, both branded and private label, declined significantly for the year. The branded decline occurred primarily in the minor branded cereal products, a consistent negative trend, while the larger mainline Chex franchise performed reasonably well in a declining category, with only a slight year to year volume decline. Private label cereal volume was hurt most by the difficult pricing environment within the cereal category, as the price gap between private label products and their branded counterparts significantly narrowed. Mitigating some of the unfavorable results of cereal operations was the continued growth experienced by the Ralston Foods' Chex Mix snack product.

     On August 14, 1996, the Company announced an agreement to sell its branded cereal and snack business to General Mills for General Mills common stock and the assumption of debt and accrued interest not to exceed $300 million, together valued at $570 million. Currently, the Company estimates that the debt assumed will be between $210 and $240 million. The transaction will be accomplished through a tax-free merger of the Company's branded cereal and snack business with a subsidiary of General Mills (the Merger) and the spin-off of the Company's remaining businesses to the Company's shareholders (the Distribution). Subsequent to the close of the transaction, shareholders of the Company will hold shares of General Mills common stock and shares of the spun-off company.

     On December 9, 1996, General Mills signed the Consent Agreement relating to the Proposed United States Federal Trade Commission (FTC) Order. The FTC accepted the Consent Agreement for public comment on December 24, 1996, at which time the FTC granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with respect to the Merger. The Proposed FTC Order will become final if the FTC enters the Proposed FTC Order after a 60-day public comment period. Pending entry of the Proposed FTC Order, General Mills has agreed to comply with it (but General Mills will no longer be bound by the Proposed FTC Order if the FTC withdraws its acceptance of the Consent Agreement). Under the Proposed FTC Order, General Mills would permit the newly spun-off company to compete against General Mills by producing and selling a Chex-type private label cereal as soon as the Merger is completed, and would permit a successor to acquire this right. General Mills and Ralcorp had originally agreed that the newly spun-off company would not produce and sell a Chex-type private label cereal for 18 months after the Merger. The parties intend to complete the Merger as soon as they satisfy all the conditions to the Merger, even if the public comment period has not expired and the Proposed FTC Order is not final.

     The completion of the transaction is subject to approval by the Company's shareholders. It is possible that such approval may not be received. The Company anticipates holding a special meeting of shareholders on January 31, 1997. Documents relating thereto will be mailed to shareholders beginning on December 30, 1996.

     On July 23, 1996, the Company announced an agreement to sell its Resort Operations to Vail in a transaction valued in excess of $310 million. The sale would allow the Company to significantly reduce its debt by $165 million and also retain an approximate 22% ownership interest in a newly combined company that would feature five of the premier ski resorts in North America. The completion of the transaction is subject to various government approvals, which may or may not be received.

     The sale of the Resort Operations is being investigated by the United States Department of Justice (DOJ). The Company and Vail have complied with the request for additional information issued by the DOJ pursuant to the HSR Act. The Company and Vail have agreed to extend the time in which the DOJ has to review the proposed sale. Management believes a decision by the DOJ regarding whether the DOJ will challenge the proposed sale will be made prior to the end of December. Unless extended by the parties, the contract for the sale of Resort Operations to Vail terminates on January 10, 1997. If the Resort Operations are not sold to Vail, management will review whether to retain the Resort Operations and operate them as a core business or explore other strategic alternatives with respect to the Resort Operations.

OPERATING RESULTS

     Operating results for fiscal 1996 and fiscal 1995 were impacted by certain significant one-time charges, which make year to year comparisons difficult. In fiscal 1996, the Company recorded a $109.5 million pre-tax impairment charge ($68.8 million after taxes or $2.09 per share) related to its private label cereal and consumer hot cereal operations. This charge was recorded under the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("FAS 121"); see the "Nonrecurring Charges" footnote in the Notes to Consolidated Financial Statements. Also, in fiscal 1996, the Company recorded a pre-tax charge of $16.5 million ($10.4 million after taxes or $.31 per share) to recognize the costs related to the restructuring of its ready-to-eat cereal operations; see the "Restructuring Charge" footnote in the Notes to Consolidated Financial Statements. In fiscal 1995, the Company recorded pre-tax nonrecurring charges totaling $21.9 million ($13.6 million after taxes or $.41 per share) related to management's decision to exit the industrial oats business, close oats milling operations and impair certain long-lived assets related to the remaining consumer hot cereal business; see the "Nonrecurring Charges" footnote in the Notes to Consolidated Financial Statements. The fiscal 1995 nonrecurring charges were also determined under the provisions of FAS 121.

     Including the above referenced charges, the Company recorded a net loss of $46.8 million or $1.42 per share for fiscal 1996, compared to net earnings of $33.4 million or $1.00 per share for fiscal 1995. Exclusive of the charges, fiscal 1996 resulted in net earnings of $32.4 million or $.98 per share compared to fiscal 1995 net earnings of $47.0 million or $1.41 per share. Net sales in fiscal 1996 were $1,027.4 million compared to $1,013.4 million in fiscal 1995, an improvement of $14.0 million or 1.4%. This slight increase is attributable primarily to Chex Mix and the Resort Operations, as well as favorable volume gains in both the cracker and cookie and baby food businesses, which were substantially offset by the significant cereal volume declines.

FISCAL 1996 COMPARED TO FISCAL 1995

     Consumer Foods

     Consumer Foods sales were essentially flat from 1995 to 1996, as segment sales went from $886.0 million in fiscal 1995 to $892.0 million in fiscal 1996. This slight increase was driven by significantly higher Chex Mix snack volume (which continued to realize the positive effects of a successful restage), increased cereal prices taken in advance of the category-wide pricing declines, higher baby food prices and volume, and improved cracker and cookie volumes. Substantially offsetting these positive factors were the significantly lower branded and private label cereal volumes. Dramatic price decreases coupled with promotional activities during fiscal

1996, directly and negatively effected the Company's cereal volumes. Branded cereal volume declined approximately 10% in the year and private label cereal volume declined approximately 4%. Although minor branded cereal products volumes were down significantly, the mainline CHEX franchise continued to perform reasonably well, down only slightly from a year ago. Sales of branded cereal is somewhat seasonal because the Company's Chex Party Mix holiday promotion. Management believes that erosion of a portion of the price gap between branded and private label cereal products, occurring primarily in the third and fourth quarters of fiscal 1996, resulted in the Company's first private label cereal volume decline.

     As referred to earlier, Consumer Foods operating results for both fiscal 1996 and 1995 included certain significant one-time charges that make year to year comparisons difficult. Therefore, in an effort to present an analysis of the most comparable operating results, the following discussion of Consumer Foods operating profit excludes those charges.

     Operating profit for the segment decreased 29.5% in 1996 to $67.3 million compared to $95.5 million in the previous year. The significant decline is due primarily to lower cereal results partially offset by improvements in Chex Mix and the baby food and cracker and cookie businesses. In the cereal and snack business, operating profit declined as a result of higher advertising and promotion expense, the continued negative impact of increased ingredient costs and higher information systems costs, partially offset by the strong performance of Chex Mix snacks and cereal pricing increases taken in advance of the category-wide pricing decline. Spider-Man cereal, introduced in fiscal 1995's fourth quarter, was an earnings disappointment with volumes significantly below expectations. Production of Spider-Man cereal has been discontinued. The Beech-Nut baby food business results improved primarily on strong domestic volume gains and favorable pricing, partially offset by higher ingredient costs. In addition, baby food operations were slowed in the second half of fiscal 1996 due to increased competitive pressures. The Bremner cracker and cookie business increased its operating results in fiscal 1996 by adding new product sales and new accounts, resulting in additional volume, and by continuing to lower production costs.

  Resort Operations

     Resort Operations sales improved 6.3% in fiscal 1996 to $135.4 million compared to $127.4 million in 1995. The sales increase resulted primarily from a 5% improvement in skier visits, as well as an approximate 3% increase in room nights. Total skier visits for fiscal 1996 were 2.7 million. These improvements were the direct result of good ski conditions during the key winter months. As a result of these factors, Resort Operations recorded a record $23.0 million operating profit in fiscal 1996 compared to $17.1 million in the prior year, or an improvement of 34.5%

     The skiing industry is mature, with slow overall growth, and is highly competitive. The Company's ski resorts compete with all types of recreation and vacation alternatives for the consumers' discretionary spending. In order to compete successfully, the resorts must aggressively promote in order to attract more skiers while implementing substantial cost reductions.

     Operating results for this segment are highly seasonal. Historically, the resorts have earned more than the entire fiscal year's operating profit during the fiscal second quarter, which contains the peak of the ski season.

  Consolidated

     Consolidated net sales increased 1.4% in fiscal 1996 to $1,027.4 million due to improved revenues of Chex Mix and the Resort Operations, as well as favorable volume gains in both the cracker and cookie and baby food businesses. Cost of products sold as a percentage of sales was 52.3% in both fiscal 1996 and 1995 as increased Resort Operations revenues offset the increase in ingredient costs that affected the Company's other businesses. Selling, general and administrative expenses increased to 17.3% of sales in 1996 compared to 16.3% of sales in 1995 due to higher information systems costs and the inclusion, in fiscal 1996, of approximately $4.0 million of transaction costs related to the Company's proposed sale of its Resort Operations. Advertising and promotion expense as a percentage of sales increased to 22.7% of sales in fiscal 1996 from 21.0% in fiscal 1995. A significant portion of this increase is due to spending associated with Spider-Man, a new branded cereal in fiscal 1996, which has been discontinued, and stepped up promotional spending necessary to protect the Company's mainline Chex franchise and its declining private label cereal business. Advertising and promotion spending in support of the very successful Chex Mix restage was also higher in fiscal 1996. Income taxes, which include federal and state taxes, were 36.0% of pre-tax losses in fiscal 1996 compared to 39.1% of pre-tax earnings in fiscal 1995. This decline in the effective tax rate is primarily due to the Company recording significant one-time charges in fiscal 1996. Tax provisions on earnings generally reflect statutory tax rates.

FISCAL 1995 COMPARED TO FISCAL 1994

     Consumer Foods

     Consumer Foods sales increased 3.7% in fiscal 1995 to $886.0 million due to higher sales in all businesses. The increase was driven by significantly higher Chex Mix snack volume following a successful restage, higher branded cereal prices and higher private label cereal volumes at Ralston Foods, higher baby food prices and an improvement in cracker and cookie volumes which were partially offset by lower branded cereal volumes. In cereals, volumes in mainline Chex again increased compared to the prior year while sales of Cookie Crisp dropped after a strong fiscal 1994 increase and minor share brands continued to decline. Sales of the Consumer Foods segment tend to be somewhat seasonal due to strong first quarter performance associated with the Chex Party Mix holiday promotion.

     During fiscal 1995, the Company made a decision to close its industrial oats and oats milling operations in Cedar Rapids, Iowa. As a result of this decision, the Company recorded nonrecurring pre-tax charges totaling $21.9 million, comprised of a $10.1 million charge to cover the costs of exit, primarily for the write-down of related fixed assets, and $11.8 million representing the impairment of the remaining intangible and fixed assets related to the consumer hot cereal business. The decision to exit the industrial business and close milling operations was reached due to excess industry capacity which depressed selling prices despite significantly higher raw ingredient costs and the location of the milling operations which placed the Company at a competitive disadvantage due to higher freight costs. Operating loss in the fiscal year ended September 30, 1995 for the operations affected by the exit decision was approximately $3.7 million. See the "Nonrecurring Charges" footnote, in the Notes to Consolidated Financial Statements, for further discussion of these charges.

     Excluding the oats-related charges, operating profit for the segment increased 15% in fiscal 1995 to $95.5 million compared to $82.9 million in the previous year. The most significant factor behind the increase was the return to profitability of the Company's Bremner operation in fiscal 1995 after a significant fiscal 1994 loss. Compared to fiscal 1994, which was adversely affected by the forced relocation of Bremner's only facility, fiscal 1995 benefited from significantly lower production costs and higher volumes. Baby Food results increased on improved pricing partially offset by lower volume and higher advertising and promotion expenses. Operating profit for Ralston Foods declined moderately reflecting higher expenses related to the Company's accelerated cost reduction program and higher administrative expenses, primarily for information systems, partially offset by higher branded cereal prices and higher private label cereal volume.

     Resort Operations

     Resort sales fell 4% in fiscal 1995 to $127.4 million compared to $132.6 million in 1994. The sales decline resulted from a drop in skier visits associated with unfavorable weather conditions during the most important period of the ski season which was only partially offset by more favorable pricing. Poor winter results were partially offset by unexpected late season snowfalls which allowed the Company's Arapahoe Basin resort to remain open through early August 1995, and by increased summer conference business. As a result of these factors, operating profit declined to $17.1 million in fiscal 1995 compared to $20.5 million in the prior year.

     In fiscal 1994, the Company formed a joint venture with Intrawest Corporation of Canada, a leading mountain resort operator and developer, to develop the Company's real estate holdings at the Keystone Resort. The Company contributed land to the joint venture at book value and will realize the market value of these holdings over time as land is sold or projects are completed and sold, in addition to sharing in any development profits with Intrawest.

     Operating results for this segment are highly seasonal. Historically, the resorts have earned more than the entire fiscal year's operating profit during the second quarter, which contains the peak of the ski season.

     Consolidated

     Consolidated net sales increased 2.7% in fiscal 1995 to $1,013.4 million due to higher Consumer Foods sales partially offset by lower Resort revenues. The cost of products sold as a percentage of sales declined to 52.3% in fiscal 1995 compared to 53.1% in 1994 due to significantly improved efficiency at Bremner during 1995 compared to the move-affected prior year and due to improved margins in Baby Food. Selling, general and administrative expenses increased to 16.3% of sales in 1995 compared to 15.0% of sales in 1994 due primarily to higher information systems costs in fiscal 1995 and the increased costs associated with becoming a stand-alone company. Advertising and promotion expense as a percentage of sales declined slightly to 21.0% in the current year due to higher sales of private label products requiring lower levels of promotional support. Income taxes, which include federal and state taxes, were 39.1% in fiscal 1995 compared to 39.0% in 1994. Tax provisions generally reflect statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow from Operations

     The Company's primary source of liquidity is cash flow from operations, which increased to $91.8 million in 1996 compared to $80.4 million in 1995 due primarily to reduced working capital needs. The $9.6 million decline in operating cash flow in 1995 compared to 1994 was due primarily to heavier investments in inventories and higher 1995 year end receivables associated with new product introductions. Working capital, excluding cash and current maturities of long-term debt, was $92.4 million at September 30, 1996 compared to $104.7 million and $81.8 million at September 30, 1995 and 1994, respectively. The Company had no cash balances at September 30, 1996 and 1995.

     The Company's businesses have historically focused on generating positive cash flows through operations. For the three years ended September 30, 1996, the Company was able to generate $262.2 million of cash from operations. Management believes that the Company will continue to generate operating cash flow through its mix of businesses and expects that future liquidity requirements will be met through a combination of operating cash flow and strategic use of borrowings available under existing bank credit agreements. Upon completion of either or both of the proposed sale transactions, management anticipates that the remaining businesses would continue to generate positive, but significantly lower, operating cash flows. If the proposed sale of Resort Operations is consummated prior to the consummation of the Merger, the Company will fund its borrowing needs through its existing credit arrangements. However, if the sale of Resort Operations is not completed prior to the Merger, then upon the consummation of the Merger, the Company expects to enter into a twelve to thirty-six month $200 million bridge credit facility with several lenders. It is likely the terms of such a facility will be more restrictive upon the Company's remaining business operations and will be at significantly higher interest rates than the Company's existing credit arrangements.

     Investing Activities

     Capital expenditures were $66.7 million, $66.1 million and $38.2 million in fiscal years 1996, 1995 and 1994, respectively. Capital expenditures for fiscal 1997 are expected to be approximately $35-$40 million. These fiscal 1997 projected expenditures include the Company's branded cereal and snack business and Resort Operations for only a portion of fiscal 1997, due to the anticipated completion of their respective sale transactions. If either or both transactions are not completed, capital expenditures for fiscal 1997 may be higher. During fiscal 1994, the Company disposed of two closed production facilities, the proceeds of which were $19.2 million.

     Investing activities in 1994 also include the November 1993 purchase, for $39.2 million, of the oats processing and packaging and cereal-making operations of the National Oats Company division of Curtice Burns Foods, Inc., along with related manufacturing assets.

     Financing Activities

     In connection with the spinoff from Ralston Purina Company (Ralston), the Company assumed from Ralston $370 million of debt in a long-term bank credit agreement comprised of $120 million outstanding under a $200 million revolving credit arrangement and a $250 million term loan facility. During fiscal 1994, the Company issued $150 million in 8 3/4% notes due 2004, the proceeds of which were used to reduce borrowings under the credit agreement. During fiscal 1995, the Company amended the credit agreement, eliminating the term loan and placing the reduced $300 million total amount available under the credit agreement in the revolving credit facility. The amendment also resulted in a lower borrowing rate and reduced restrictions on stock repurchases and dividend payments, provided the Company maintains certain financial ratios and a minimum level of shareholders' equity. Through an additional amendment, in March 1996, the amount available under the revolving credit facility was further reduced to $275 million, comprised of a $100 million 364-day revolving facility and a $175 million five year revolving facility, and the related maturity date was moved to March 12, 2001. The March 1996 amendment retained many of the provisions negotiated through the 1995 amendment, again, provided the Company maintains certain financial ratios and a minimum level of shareholders' equity. In June 1996, Company management, realizing the potential negative impact of increased competitive pressures, sought and received less stringent debt and interest coverage ratios from the credit facility lenders for the third and fourth quarters of fiscal 1996. The Company met the amended ratios for each of these quarters. In September 1996, in contemplation of the sale of Resort Operations, the existing $275 million credit facility agreement was split into two separate agreements comprised, first, of a $140 million credit facility that was borrowed directly by the Company's Resort Operations, and fully guaranteed by the Company, and, second, a continuing revolving credit facility with $135 million in available borrowings. Interest under both agreements is based on LIBOR and will vary based on the achievement of certain financial ratios.

     As mentioned earlier, due to the unfavorable earnings expectations the Company secured less stringent levels for the interest and debt coverage ratios associated with its bank credit agreements. The ratios were scheduled to return to the original levels for the quarter ended December 31, 1996. On or about December 18, 1996, lenders under the Company's bank credit agreements reduced the interest and debt coverage ratios until March 31, 1997. Management believes that prior to any violation of such ratios, the Company will be able to renegotiate its bank credit agreements, obtain further waiver of the pertinent ratios, or obtain alternative financing at rates that may be higher than those existing through the current bank credit agreements.

     In November 1995, in order to hedge its exposure to interest rate fluctuations on $100 million of existing floating-rate borrowings under the credit agreement, the Company entered into two interest rate swap transactions under which the Company will pay interest based on a fixed rate while receiving a LIBOR-based floating rate. Notional amounts under both transactions are $50 million and have terms that expire in November of calendar years 1997 and 1998.

     During fiscal 1996, the Company repurchased $8.6 million of its Common Stock compared to $13.5 million in the prior year. As a result of activity during fiscal 1996 total debt declined $18.8 million to $376.6 million compared to $395.4 million at September 30, 1995. Despite the decline in outstanding long-term debt, total debt as a percentage of total capitalization rose to 77.9% at September 30, 1996 compared to 70.9% at September 30, 1995. This increase is attributable to the sharp decline in the retained earnings of the Company, a result of the substantial net loss, including significant one-time charges, recorded in fiscal 1996.

     Prior to the spinoff from Ralston, Ralston sold certain of its trade accounts receivable, including amounts attributable to the Company's cereal business, to third party purchasers, subject to defined limited recourse provisions. During fiscal 1994, this program was discontinued, which had the effect of reducing cash flow from financing activities by $16.6 million.

     On May 25, 1995, the Company's Board of Directors authorized management to repurchase up to one million shares of the Company's Common Stock from time to time as management determines. As of December 3, 1996, the Company had repurchased approximately 371,000 shares for $9.1 million pursuant to such authorization. A previous Board-approved authorization to repurchase $15.0 million worth of Company Common Stock was completed during fiscal 1995.

OUTLOOK

     The difficult pricing environment in the ready-to-eat cereal category will continue to put pressure on the Company's private label cereal business. The Company has worked to regain a portion of the private label price gap lost to branded competitors, but near term private label cereal volume growth, if any, is expected to be modest, and most likely will come at the expense of any meaningful profit margin. In the near term, the combination of an unfavorable outlook for private label cereal profit and the continued declining performance by several of the Company's minor branded cereal products, while still a part of the Company's operations, creates an adverse financial outlook for the Company's cereal business. In baby foods, despite a declining birth rate in the United States, Beech-Nut has been able to record volume increases by continuing to focus on the production of high quality baby food products. The production of quality products, maintaining its presence in key regional areas and continued emphasis on controlling and cutting costs, create a positive outlook for Beech-Nut. The baby food business does, however, face significant competitive pressures, principally from the baby food market leader, Gerber Products Company. The outlook for the Bremner cracker and cookie business is also positive, as Bremner has been able to add volume through new products and new customers. In addition, a major capital project at the Bremner manufacturing plant was completed during the fourth quarter of fiscal 1996 which should allow the production and shipping of private label shredded wheat cereals and crackers to begin in early fiscal 1997.

     Cost of products sold in the Consumer Foods segment depends to a significant extent on commodity prices which may fluctuate widely due to weather conditions, government regulations, economic climate or other unforeseen circumstances. The Company attempts to minimize its exposure to unexpected cost increases related to these factors primarily through advance commitments and, from time to time, by taking positions in futures markets.

     If the sale of Resort Operations is not completed, then the operating results of the Company will be highly dependent on the results of operations of the Resort Operations. The Resort Operations have been profitable during the past three fiscal years. However, the Resort Operations' results are highly seasonal and dependent on weather conditions and consumers' discretionary spending trends, both of which are out of the control of management.

ENVIRONMENTAL MATTERS

     The operations of the Company, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potential responsible party" ("PRP") at one cleanup site, under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and the Company may be required to share in the cost of cleanup with respect to the one cleanup site. Under applicable law, the Company's liability, if any, for the cleanup of the disposal site may be joint and several with all PRPs at this site. Management reviews a number of items to determine if the remediation associated with environmental matters is expected to be material to the Company including, but not limited to, the stage of each proceeding; whether other parties have been designated as possibly responsible (including other PRPs) and the financial strength of such other parties; the nature and volume of hazardous material alleged to be located at a site; the Company's alleged volumetric contribution to a site; the contemplated remedy for a site; any defenses or third party claims the Company may have; indemnification arrangements with third parties; the number of years over which remediation costs will be distributed; reports of experts (internal or external); and appropriate governmental opinions on the remediation of a site. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, shared cleanup costs at CERCLA sites, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters should not have a material effect on the Company's financial position and results of operations.

ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued FAS 121 which established accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. In general, FAS 121 requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The Company applied the provisions of FAS 121 in recognition of the components of the previously discussed $109.5 million and $21.9 million pre-tax nonrecurring charges recorded in fiscal years 1996 and 1995, respectively. The Company will continue to evaluate the recoverability of the carrying value of all long-lived assets, as events or circumstances warrant.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This statement established financial accounting and reporting standards for stock-based employee compensation plans. The accounting and disclosure requirements of FAS 123 are effective during the Company's fiscal year ended September 30, 1997. The Company will adopt the disclosure provisions of FAS 123, but will continue to account for compensation costs based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Therefore, there will be no impact on the Company's financial condition or results of operations as a result of adopting FAS 123.

INFLATION

     Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view, however, that inflation has not had a significant impact on operations in the three years ended September 30, 1996.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 21E of the Exchange Act are made throughout this document and include information under the section titled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions elsewhere in this document. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

          (i) Key ingredients were at historically high prices during fiscal 1996 and while prices have moderated, similar cost increases in future periods would negatively impact earnings;

          (ii) During fiscal 1996 the Company faced significant price discount promotions and price cutting by the largest branded cereal manufacturers and the same or similar promotions or continued price cutting in the future may negatively impact earnings;

          (iii) If Ralcorp violates its interest or debt coverage ratios discussed in the Outlook section above and Ralcorp is unable to secure waivers of the ratios or amendments to its bank credit agreements, or obtain alternate sources of debt financing, then Ralcorp could be in default of its bank credit agreements (and its 8 3/4% $150 million Notes due September 15, 2004 by virtue of cross-default provisions therein). In such event, the lenders under the bank agreements (and the holders of the Notes) could accelerate repayment of the full amount of the debt and interest outstanding thereunder;

          (iv) If the Company renegotiates its bank credit agreements or obtains alternate sources of financing, (a) the Company could face additional or more restrictive covenants preventing the Company from engaging in certain actions such as, but not limited to, payment of dividends, repurchases of stock, making acquisitions and incurring additional indebtedness; and (b) the interest rates under such alternative financing may be significantly higher than under existing bank credit agreements; and

          (v) The Company's businesses compete in mature segments and profit growth depends largely on the ability to successfully introduce new products and manage costs across all parts of the Company.

           [The remainder of this page was intentionally left blank]

                             RALCORP HOLDINGS, INC.

                          BUSINESS SEGMENT INFORMATION

     Summarized financial information by business segment for the three years ended September 30, 1996 is set forth below. During these years the segments consisted of the following:
     Consumer Foods
       Cereals and Snacks
       Baby Food
       Crackers and Cookies
     Resort Operations

     The Consumer Foods segment consists of cereals, baby food products and other specialty grocery products, primarily crackers, cookies, and snacks, and the coupon redemption business through January 31, 1996, the effective sale date of this business. The Resort Operations segment consists of the Keystone, Arapahoe Basin and Breckenridge resorts.

     Sales between business segments were immaterial. No single customer accounted for 10% or more of sales.

                                                                    1996         1995        1994
                                                                  --------     --------     ------
                                                                       (DOLLARS IN MILLIONS)
Sales by Product Lines and Segments
  Consumer Foods
     Cereals and Snacks........................................   $  661.4     $  670.1     $646.4
     Baby Foods................................................      152.8        147.2      142.9
     Crackers and Cookies......................................       77.8         68.7       65.1
                                                                  --------       ------     ------
       Subtotal................................................   $  892.0     $  886.0     $854.4
  Resort Operations............................................      135.4        127.4      132.6
                                                                  --------       ------     ------
       Total...................................................   $1,027.4     $1,013.4     $987.0
                                                                  ========       ======     ======
Operating Profit
  Consumer Foods(a)............................................   $  (58.7)    $   73.6     $ 82.9
  Resort Operations............................................       23.0         17.1       20.5
                                                                  --------       ------     ------
       Total...................................................   $  (35.7)    $   90.7     $103.4
  Unallocated Corporate and Miscellaneous Expense(b)...........      (10.6)        (7.7)      (3.2)
  Interest Expense.............................................      (26.8)       (28.2)     (12.3)
                                                                  --------       ------     ------
       (Loss) Earnings before Income Taxes.....................   $  (73.1)    $   54.8     $ 87.9
                                                                  ========       ======     ======
Assets at Year End
  Consumer Foods(c)............................................   $  342.5     $  472.9     $445.5
  Resort Operations............................................      236.2        226.4      230.9
  Corporate....................................................       48.4         16.9       23.7
                                                                  --------       ------     ------
       Total...................................................   $  627.1     $  716.2     $700.1
                                                                  ========       ======     ======
Depreciation Expense
  Consumer Foods...............................................   $   29.8     $   31.3     $ 29.5
  Resort Operations............................................       13.7         12.8       12.2
Property Additions
  Consumer Foods...............................................   $   42.3     $   49.7     $ 27.8
  Resort Operations............................................       17.9          9.6       10.4

-------------------------
(a) Includes the pre-tax impairment charge of $109.5 and the pre-tax restructuring charge $20.7 less the $4.2 reversal of that charge in 1996. Includes the pre-tax nonrecurring charges of $21.9 in 1995.

(b) Includes the $4.0 transaction fees related to the proposed sale of the Company's Resort Operations in 1996. Reflects the corporate expense incurred for periods subsequent to the spinoff from Ralston Purina.

(c) Includes the asset impairment charge of $109.5 and the asset writedown of $7.3 relating to the restructuring charge in 1996. Includes the asset writedown portion of the nonrecurring charges related to National Oats of $20.5 in 1995. Includes acquisition of National Oats in 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Ralcorp Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
St. Louis, Missouri
October 30, 1996

                             RALCORP HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED SEPTEMBER 30
                                                                      1996        1995       1994
                                                                    --------    --------    ------
Net Sales.........................................................  $1,027.4    $1,013.4    $987.0
Costs and Expenses
  Cost of products sold...........................................     536.8       530.4     524.2
  Selling, general and administrative.............................     177.6       164.9     148.3
  Advertising and promotion.......................................     233.3       213.2     214.2
  Interest........................................................      26.8        28.2      12.3
  Nonrecurring charges............................................     109.5        21.9
  Restructuring charge............................................      16.5
  Other (income)/expense, net.....................................        --          --       0.1
                                                                    --------      ------    ------
                                                                     1,100.5       958.6     899.1
                                                                    --------      ------    ------
(Loss) Earnings before Income Taxes...............................     (73.1)       54.8      87.9
Income Taxes......................................................     (26.3)       21.4      34.3
                                                                    --------      ------    ------
Net (Loss) Earnings...............................................  $  (46.8)   $   33.4    $ 53.6
                                                                    ========      ======    ======
(Loss) Earnings per Common Share--
  (based on pro forma average shares for all periods prior to
  April 1, 1994)..................................................  $  (1.42)   $   1.00    $ 1.59
                                                                    ========      ======    ======

          The above financial statement should be read in conjunction with the Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                SEPTEMBER 30,
                                                                               ----------------
                                                                                1996      1995
                                                                               ------    ------
                                                                                 (IN MILLIONS
                                                                                 EXCEPT SHARE
                                                                               DATA)
                                   ASSETS
Current Assets
  Cash......................................................................
  Receivables, less allowance for doubtful accounts.........................   $ 75.5    $ 86.3
  Inventories...............................................................    103.3     110.1
  Prepaid expenses..........................................................     14.2      11.1
                                                                               ------    ------
     Total Current Assets...................................................    193.0     207.5
Investments and Other Assets................................................     88.1      91.6
Deferred Income Taxes.......................................................     23.4
Property at Cost
  Land......................................................................     27.9      22.9
  Buildings.................................................................    112.6     134.1
  Machinery and equipment...................................................    370.4     469.9
  Construction in progress..................................................     26.1      42.4
                                                                               ------    ------
                                                                                537.0     669.3
Accumulated depreciation....................................................    214.4     252.2
                                                                               ------    ------
                                                                                322.6     417.1
                                                                               ------    ------
       Total................................................................   $627.1    $716.2
                                                                               ======    ======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................................   $  1.8    $  1.8
  Accounts payable and accrued liabilities..................................    100.6     102.8
                                                                               ------    ------
     Total Current Liabilities..............................................    102.4     104.6
Long-Term Debt..............................................................    376.6     395.4
Deferred Income Taxes.......................................................               20.2
Other Liabilities...........................................................     40.7      33.6
Commitments and Contingencies
Shareholders' Equity
  Common stock -- $.01 par value, issued shares: 1996 and 1995 --
     33,924,848.............................................................       .3        .3
  Capital in excess of par value............................................    130.9     131.0
  Retained (deficit) earnings...............................................      (.2)     46.6
  Common stock in treasury, at cost, 1,007,932 shares in 1996 and 658,522
     shares in 1995.........................................................    (22.7)    (13.8)
  Unearned portion of restricted stock......................................      (.9)     (1.7)
                                                                               ------    ------
     Total Shareholders' Equity.............................................    107.4     162.4
                                                                               ------    ------
       Total................................................................   $627.1    $716.2
                                                                               ======    ======

          The above financial statement should be read in conjunction with the Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           FOR THE YEAR ENDED
                                                                             SEPTEMBER 30,
                                                                       --------------------------
                                                                        1996      1995      1994
                                                                       ------    ------    ------
                                                                             (IN MILLIONS)
Cash Flow from Operations
  Net (loss) earnings...............................................   $(46.8)   $ 33.4    $ 53.6
  Adjustments to reconcile earnings to net cash flow provided by operations:
     Depreciation and amortization..................................     46.4      46.7      44.2
     Nonrecurring charges...........................................    109.5      21.9
     Restructuring charge, $16.5 less cash payments of $5.5.........     11.0
     Deferred income taxes..........................................    (45.8)     (8.4)     (2.0)
     Changes in assets and liabilities used in operations:
       Decrease (increase) in accounts receivable...................     10.8      (8.6)    (15.0)
       Decrease (increase) in inventories...........................      6.9     (16.0)     (4.1)
       (Increase) decrease in other current assets..................      (.9)     (1.0)      1.2
       Decrease (increase) in long-term receivables.................                5.7      (4.2)
       (Decrease) increase in accounts payable and accrued
        liabilities.................................................     (5.9)      (.4)     19.5
       (Decrease) increase in other current liabilities.............                          (.7)
       Other, net...................................................      6.6       7.1      (2.5)
                                                                       ------    ------    ------
     Net cash flow from operations..................................     91.8      80.4      90.0
                                                                       ------    ------    ------
Cash Flow from Investing Activities
  Acquisition.......................................................                        (39.2)
  Additions to property and intangible assets.......................    (66.7)    (66.1)    (38.2)
  Proceeds from the sale of property................................      6.0       4.3      19.2
  Other, net........................................................     (3.7)     (2.7)      (.4)
                                                                       ------    ------    ------
     Net cash used by investing activities..........................    (64.4)    (64.5)    (58.6)
                                                                       ------    ------    ------
Cash Flow from Financing Activities
  Discontinued sale of trade receivables............................                        (16.6)
  Net repayments under credit agreement.............................    (17.0)     (2.2)   (150.7)
  Proceeds from long-term debt......................................                        150.0
  Repayments of long-term debt, including current maturities........     (1.8)      (.2)      (.2)
  Repurchase of common stock........................................     (8.6)    (13.5)     (2.0)
  Net transactions with Ralston.....................................                        (12.7)
  Other, net........................................................                           .6
                                                                       ------    ------    ------
     Net cash (used) provided by financing activities...............    (27.4)    (15.9)    (31.6)
                                                                       ------    ------    ------
Net Decrease in Cash and Cash Equivalents...........................       --        --       (.2)
Cash and Cash Equivalents, Beginning of Year........................                           .2
                                                                       ------    ------    ------
Cash and Cash Equivalents, End of Year..............................   $   --    $   --    $   --
                                                                       ======    ======    ======

          The above financial statement should be read in conjunction with the Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
                                  -------------------------------------------------------------------------------
                                                                            COMMON STOCK
                                                                CAPITAL     IN TREASURY,               UNEARNED
                                   RALSTON      COMMON STOCK      IN           AT COST                PORTION OF
                                    EQUITY     --------------  EXCESS OF   ---------------  RETAINED  RESTRICTED
                                  INVESTMENT   SHARES  AMOUNT  PAR VALUE   SHARES   AMOUNT  EARNINGS     STOCK
                                  ----------   ------  ------  ---------   ------   ------  --------  -----------
                                                    (DOLLARS IN MILLIONS, SHARES IN THOUSANDS)
Balance, September 30, 1993......  $  474.4
  Net earnings...................      40.4
  Net transfer of
     assets/liabilities from
     Ralston.....................    (372.1)
  Net transactions with
     Ralston.....................     (12.7)
  Stock distribution to holders
     of RPG Stock................    (130.0)   33,878   $ .3    $ 129.8                                  $ (.1)
                                    -------    ------    ---     ------      ----    -----    -----       ----
Balance, March 31, 1994..........        --    33,878     .3      129.8                                    (.1)
  Net earnings...................                                                            $ 13.2
  Treasury stock purchased.......                                            (126)  $ (2.0)
  Activity under stock plans.....                  44               1.1       126      2.0                (3.1)
                                    -------    ------    ---     ------      ----    -----    -----       ----
Balance, September 30, 1994......        --    33,922     .3      130.9        --       --     13.2       (3.2)
  Net earnings...................                                                              33.4
  Treasury stock purchased.......                                            (633)   (13.5)
  Activity under stock plans.....                   3                .1       (26)     (.3)
  Amortization of restricted
     stock.......................                                                                          1.5
                                    -------    ------    ---     ------      ----    -----    -----       ----
Balance, September 30, 1995......        --    33,925     .3      131.0      (659)   (13.8)    46.6       (1.7)
                                    -------    ------    ---     ------      ----    -----    -----       ----
  Net earnings...................                                                             (46.8)
  Treasury stock purchased.......                                            (349)    (8.6)
  Activity under stock plans.....                                   (.1)               (.3)
  Amortization of restricted
     stock.......................                                                                           .8
                                    -------    ------    ---     ------      ----    -----    -----       ----
Balance, September 30, 1996......  $     --    33,925   $ .3    $ 130.9    (1,008)  $(22.7)  $  (.2)     $ (.9)
                                    =======    ======    ===     ======      ====    =====    =====       ====

          The above financial statement should be read in conjunction with the Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1: GENERAL INFORMATION

     Effective at the close of business on March 31, 1994 (the 1994 Spin-off
Date) Ralcorp Holdings, Inc. (the Company) became an independent, publicly owned company as a result of the distribution by Ralston Purina Company (Ralston) of the Company's $.01 par value Common Stock (Ralcorp Stock) to holders of Ralston-Ralston Purina Group $.10 par value Common Stock (RPG Stock), at a distribution ratio of one for three (the 1994 Spin-off). Prior to the 1994 Spin-off, the Company was formed as a wholly owned subsidiary of Ralston for the purpose of effecting the 1994 Spin-off. Included in this transaction was the transfer of substantially all of the assets and liabilities related to the branded and private label cereal business (excluding cereal products manufactured in Korea and France), baby food business, branded and private label crackers and cookies business, coupon redemption business and the ski operations business (collectively, the Ralcorp Businesses), all of which were previously owned by Ralston. Ralston did not retain any ownership interest in the Company.

     For the purpose of governing certain of the relationships between Ralston and the Company, as well as providing an orderly transition to the status of two separate companies, Ralston and the Company entered into various agreements, including the Agreement and Plan of Reorganization (the Reorganization Agreement), Tax Sharing Agreement, Bridging Agreement, Trademark Agreement and other agreements.

     These agreements deal with many operational issues, including (a) the separation of the Company from Ralston; (b) transitional services provided by Ralston to the Company, which included certain administrative, data processing and technical services and office facilities for use as the Company's headquarters; (c) certain research and other services provided by the Company to Ralston; (d) use of certain trademarks by the Company; and (e) the allocation of certain tax and other liabilities among the Company and Ralston.

     Charges for any services rendered between the Company and Ralston were determined on an arms' length basis. As of September 30, 1995 most of these arrangements had ended.

NOTE 2: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The financial statements as of, and for the years ended September 30, 1996 and 1995 are presented on a consolidated basis. The Statement of Earnings for the year ended September 30, 1994 includes the combined results of operations of the Ralcorp Businesses under Ralston for the six months prior to the 1994 Spin-off Date and the consolidated results of operations of the Company for the six month period ended September 30, 1994. All significant intercompany transactions have been eliminated. The combined financial statements include assets, liabilities, revenues and expenses that are directly related to the Ralcorp Businesses.

     These financial statements include the accounts of Ralcorp and its majority-owned subsidiaries. All significant intercompany transactions are eliminated. Investments in affiliated companies, 20% through 50%-owned, are carried at equity.

     CASH EQUIVALENTS for purposes of the Statement of Cash Flows are considered to be all highly liquid investments with an original maturity of three months or less.

     FINANCIAL INSTRUMENTS -- The Company has a policy which allows the use of various derivative financial instruments to manage the Company's financial risk that exists as part of conducting business. Under the policy, the Company is not permitted to engage in speculative or leveraged transactions that have the potential for a disproportionate ratio between the change in value of the liability being hedged and the expected change in value of the related derivative instrument. The Company will not hold or issue financial instruments for trading purposes. As of September 30, 1996, the Company had two interest rate swap agreements outstanding, each with a notional principal amount of $50. The differential to be paid or received, with regard to these swap agreements, is accrued as interest rates change and is recognized over the life of the agreements.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     INVENTORIES are valued generally at the lower of average cost or market. In connection with purchasing key raw ingredient materials, the Company follows a policy of from time to time using commodities futures contracts to minimize the risk associated with market price fluctuations. Such contracts are accounted for as hedges, with related gains and losses ultimately included as part of the cost of products sold. The effect of any realized or deferred gains or losses is immaterial to the financial condition and results of operations of the Company.

     PROPERTY AT COST -- Expenditures for new facilities and those which substantially increase the useful lives of the property, including interest during construction, are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the disposition are reflected in earnings.

     DEPRECIATION is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 25 years for machinery and equipment and 10 to 50 years for buildings.

     INTANGIBLE ASSETS include the excess of cost over the net tangible assets of acquired businesses and are amortized over estimated periods of related benefit ranging from 4 to 40 years. The Company also defers systems development costs when they reach technological feasibility. Amounts deferred are amortized over estimated periods of related benefit not to exceed 5 years. Intangible assets are included in Investments and Other Assets.

     IMPAIRMENT -- The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its long-lived assets, identifiable intangibles and goodwill.

     PROPERTY HELD FOR DEVELOPMENT is recorded at cost and is included in Investments and Other Assets.

     INCOME TAXES -- In accordance with the Tax Sharing Agreement, the Company is liable for federal, state and local tax liabilities for taxable periods beginning after the Distribution Date. Accordingly, the Ralcorp Businesses were included in the consolidated federal, state and local income tax returns filed by Ralston for periods ending on or before the 1994 Spin-off Date.

     Income taxes have been provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires the liability method of income tax accounting, accordingly, a deferred tax liability or asset is recognized for the effect of temporary differences between financial and tax reporting.

     EARNINGS PER SHARE -- The computation of earnings per common share for the years ended September 30, 1996 and 1995 are based on the weighted average number of shares of Ralcorp Stock outstanding for the years then ended. Earnings per common share for the year ended September 30, 1994 is computed using a combination of the average number of RPG Stock shares outstanding for the six months ended March 31, 1994, adjusted for the 1 for 3 distribution ratio, and the weighted average number of Ralcorp shares outstanding for the six months ended September 30, 1994.

     ADVERTISING COSTS are expensed in the year in which the costs are incurred.

     ESTIMATES -- The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     RECLASSIFICATIONS -- Certain reclassifications of the prior year's amounts have been made to conform with the current year presentation.

NOTE 3: BUSINESS SEGMENT INFORMATION

     The Business Segment Information section is an integral part of these financial statements. The related discussion of the Business Segments financial condition and results of operations is incorporated from "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

NOTE 4: NONRECURRING CHARGES

     In September 1996, the Company recorded a $109.5 pre-tax impairment charge related to its private label ready-to-eat cereal and consumer hot cereal operations. Recent and dramatic changes in the pricing and promotion environment of the ready-to-eat cereal category and the effect these changes have had and will continue to have on the Company's private label cereal business, caused the Company to record this charge. The charge was determined under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (FAS 121) which was issued by the Financial Accounting Standards Board in March 1995. FAS 121 established accounting standards for recognizing the impairment of long-lived assets, identifiable intangibles and goodwill, whether to be disposed of or to be held and used. In general, FAS 121 requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. Ultimately, it was determined that the projection of future cash flows generated by the private label cereal operations would not be sufficient to recover the carrying value of assets associated with such operations. The amount of the September 1996 impairment loss was recognized by the Company as a write-down of fixed assets to fair value.

     In September 1995, the Company decided to exit the industrial oats business and close oats milling operations at its Cedar Rapids, Iowa facility. This decision did not affect the Company's branded and private label consumer hot cereal business which will continue to operate at the Cedar Rapids location. The consumer and industrial oats businesses were acquired in November 1993 as part of the acquisition of the National Oats Company from Curtice Burns Foods, Inc.

     The decision to exit the industrial business and close milling operations was reached due to excess industry capacity which depressed selling prices despite significantly higher raw ingredient costs. In addition, the location of the milling operations placed the Company at a competitive disadvantage due to higher freight costs. As a result, the Company recorded, in fiscal 1995, a nonrecurring pre-tax charge of $10.1 to cover the costs of exit, consisting primarily of the write-down of the carrying value of related fixed assets, or $9.8, to fair value less related disposition costs. The fiscal 1995 operating loss, for the operations affected by the exit decision, was approximately $3.7.

     In addition to the exit-related charge, the Company also recorded a non-recurring pre-tax charge of $11.8 in fiscal 1995 representing the impairment of the remaining fixed and intangible assets related to the consumer hot cereal business. (A portion of the fiscal 1996 impairment charge also pertained to these assets). The entry of a significant new competitor into the private label hot cereal category adversely affected the price structure of the category and precipitated the impairment charge. Like the fiscal 1996 charge, this charge and the previously mentioned exit charge, were determined under the provisions FAS
121. The amount of the September 1995 impairment loss was recognized by the Company as a write-down of goodwill and fixed assets to fair value.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     With regard to all the above referenced charges, fair value was determined as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

NOTE 5: RESTRUCTURING CHARGE

     For the year ended September 30, 1996, the Company recorded a pre-tax charge of $16.5 ($10.4 after taxes or $.31 per common share) to recognize the costs related to the restructuring of its ready-to-eat cereal subsidiary, Ralston Foods. As a result of this restructuring plan, approximately 100 positions have been eliminated from the Ralston Foods subsidiary and corporate support groups, primarily at the Company's headquarters in St. Louis. In addition, the restructuring plan includes the partial closing of the Ralston Foods production facility in Battle Creek, MI, thereby reducing excess production capacity in the Ralston Foods system and eliminating approximately 190 jobs from the production and administrative staffs at that facility.

     The components of the restructuring charge and utilization to date were as follows:

                                                                                         AS OF
                                                                                  SEPTEMBER 30, 1996
                                                                                  -------------------
                                                                       AMOUNTS     AMOUNT
                                                                       CHARGED    UTILIZED    BALANCE
                                                                       -------    --------    -------
Salaries, severance and benefits....................................    $ 8.0      $  5.0      $ 3.0
Fixed asset writedowns..............................................      7.3         7.3         --
Other...............................................................      1.2          .5         .7
                                                                        -----       -----       ----
     Total..........................................................    $16.5      $ 12.8      $ 3.7
                                                                        =====       =====       ====

NOTE 6: TRANSACTIONS WITH RALSTON

     The Company and Ralston entered into a Bridging Agreement under which Ralston will continue to provide certain administrative, data processing and technical services and office facilities for the Company's headquarters. As of September 30, 1995 most of these arrangements had ended. Prior to the 1994 Spin-off Date the expenses related to these services were allocated to the Company based on utilization or other methods deemed reasonable by management. These allocations were $18.1 and $37.8 for the six months ended March 31, 1994, and year ended September 30, 1993, respectively. Actual expenses paid by the Company to Ralston for such services had declined to $1.7 for the year ended September 30, 1996 from $19.2 for the year ended September 30, 1995 and $10.3 for the six months ended September 30, 1994.

     In addition, the Company sells certain goods for resale outside the United States to Ralston. These transactions were at negotiated prices. Included in the Statement of Earnings are sales to Ralston of $17.7 for the year ended September 30, 1994.

     The Company also provides certain coupon and promotional materials processing services to Ralston. Terms and conditions for such services are similar to those negotiated by unrelated parties at arm's length, and the Company's charges to Ralston for these services were $7.7 for the year ended September 30, 1994.

NOTE 7: ACQUISITIONS

     In November 1993, the Company purchased the oats processing and packaging and cereal making operations of the National Oats Company division of Curtice Burns Foods, Inc., along with certain related manufacturing assets for $39.2.

     This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations are included in the Consolidated Statement of Earnings from the date of acquisition.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 8: INCOME TAXES

     The provisions for income taxes consisted of the following:

                                                                          1996     1995     1994
                                                                         ------    -----    -----
Current:
  United States.......................................................   $ 17.9    $26.2    $27.0
  State...............................................................      1.6      3.6      4.1
                                                                         ------    -----    -----
       Total current..................................................     19.5     29.8     31.1
                                                                         ------    -----    -----
Deferred:
  United States.......................................................    (42.1)    (7.9)     3.1
  State...............................................................     (3.7)     (.5)      .1
                                                                         ------    -----    -----
       Total deferred.................................................    (45.8)    (8.4)     3.2
                                                                         ------    -----    -----
Income taxes before cumulative effect of accounting changes...........   $(26.3)   $21.4    $34.3
                                                                         ======    =====    =====

     Income taxes were 36.0%, 39.1% and 39.0% of pre-tax earnings in 1996, 1995 and 1994, respectively. A reconciliation of income taxes with the amounts computed at the statutory federal rate follows:

                                                                          1996     1995     1994
                                                                         ------    -----    -----
Computed tax at federal statutory rate (35.0% for all years)..........   $(25.6)   $19.2    $30.8
State income taxes, net of federal tax benefit........................     (2.3)     2.0      2.7
Other, net............................................................      1.6       .2       .8
                                                                         ------    -----    -----
                                                                         $(26.3)   $21.4    $34.3
                                                                         ======    =====    =====

     The deferred tax assets and deferred tax liabilities as set forth on the consolidated balance sheet at September 30, 1996 and 1995 are as follows:

                                                                    DEFERRED TAX      DEFERRED TAX
                                                                       ASSETS         LIABILITIES
                                                                   --------------    --------------
                                                                   1996     1995     1996     1995
                                                                   -----    -----    -----    -----
Current:
  Accrued liabilities...........................................   $ 5.4    $ 4.4
  Inventories...................................................     3.0      1.9
  Other items...................................................      .4       .3
                                                                   -----    -----
       Total current............................................     8.8      6.6
                                                                   -----    -----
Noncurrent:
  Property basis differences....................................     4.0                      $35.4
  Postretirement benefits.......................................     5.9      5.5
  Intangible assets.............................................     7.0      3.9
  Workers' compensation.........................................     3.0      2.1
  Deferred compensation.........................................     1.7      2.4
  Other items...................................................     1.8      2.3
                                                                   -----    -----    -----    -----
       Total noncurrent.........................................    23.4     15.2              35.4
                                                                   -----    -----    -----    -----
Total deferred taxes............................................   $32.2    $21.8       --    $35.4
                                                                   =====    =====    =====    =====

     The significant change in property basis differences and intangible assets from September 30, 1995 to September 30, 1996 is directly attributable to the asset writedowns taken in conjunction with the impairment

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

of certain operating assets. See the "Nonrecurring Charges" footnote, found elsewhere in these Notes to Consolidated Financial Statements, for further information and details.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes it is probable that the net deferred tax assets, reflected above, will be realized on future tax returns, primarily from the generation of future taxable income.

     Total income tax payments made by the Company were $25.9 and $29.7 for the years ended September 30, 1996 and 1995, respectively. Tax payments due on income earned prior to the 1994 Spin-off Date are the responsibility of Ralston.

NOTE 9: PENSION PLAN

     The Company sponsors a noncontributory defined benefit pension plan which covers substantially all regular employees in the United States. The plan provides retirement benefits based on years of service and final-average or career-average earnings. It is the Company's practice to fund pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (ERISA) and federal income tax laws. Plan assets consist primarily of investments in commingled employee benefit trusts consisting of marketable equity securities, corporate and government debt securities and real estate.

     Prior to the spin-off from Ralston, the Company participated in Ralston's defined benefit pension plans and certain jointly-administered multi-employer defined benefit plans and recorded pension costs as allocated by Ralston. The amount of such costs were $2.1 for the six months ended March 31, 1994, which includes the Company's expenses related to the multi-employer plans. The components of net pension costs for the periods subsequent to the spin-off include the following:

                                                         YEAR ENDED        YEAR ENDED      SIX MONTHS ENDED
                                                       SEPT. 30, 1996    SEPT. 30, 1995     SEPT. 30, 1994
                                                       --------------    --------------    ----------------
DEFINED BENEFIT PLAN
Service cost (benefits earned during the period)....       $  4.3            $  4.0             $  1.9
Interest cost on projected benefit obligation.......          5.6               4.8                2.4
Return on plan assets...............................        (10.7)             (8.3)              (2.9)
Net amortization and deferral.......................          4.8               3.1                 .4
                                                           ------             -----              -----
     Total..........................................       $  4.0            $  3.6             $  1.8
                                                           ======             =====              =====

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following table presents the funded status of the Company's defined benefit plan and amounts recognized in the balance sheet at September 30, 1996 and 1995:

                                                                                1996      1995
                                                                               ------    ------
Actuarial present value of:
  Vested benefits...........................................................   $(54.6)   $(48.1)
  Nonvested benefits........................................................     (7.5)     (6.4)
                                                                               ------    ------
  Accumulated benefit obligation............................................    (62.1)    (54.5)
  Effect of projected future salary increases...............................    (17.3)    (18.1)
                                                                               ------    ------
  Projected benefit obligation..............................................    (79.4)    (72.6)
Plan assets at fair value...................................................     86.3      77.5
                                                                               ------    ------
Plan assets in excess of projected benefit obligation.......................      6.9       4.9
Unrecognized net gain.......................................................    (16.7)    (12.7)
Unrecognized prior service cost.............................................      3.9       5.0
Unrecognized net asset at transition........................................      (.6)      (.6)
                                                                               ------    ------
Accrued pension costs included in Consolidated Balance Sheet................   $ (6.5)   $ (3.4)
                                                                               ======    ======

     As a result of the elimination of a significant number of jobs through the restructuring initiatives taken in the third quarter of fiscal 1996, see the "Restructuring Charge" footnote, the Company recognized a curtailment gain of $.7 to the pension plan.

     The key actuarial assumptions used in determining net pension costs and the projected benefit obligation were as follows:

                                                                                    1996       1995
                                                                                  --------   --------
Discount rate..................................................................     7  5/8%    7  5/8%
Rate of future compensation increases..........................................     5  1/4%    5  1/4%
Long-term rate of return on plan assets........................................     9  1/2%    9  1/2%

     In addition, the Company sponsors a defined contribution plan covering a substantial majority of its employees under which the Company makes matching contributions of up to 100% of employee contributions depending on years of service. The Company matching contribution is capped at a certain percentage of employee earnings. Prior to the spin-off from Ralston, most employees of the Company participated in Ralston's defined contribution plan which provided benefits on the same basis. The cost of the Company's defined contribution plan for the years ended September 30, 1996 and 1995 and six months ended September 30, 1994 were $5.2, $5.7 and $3.0, respectively. The costs allocated to the Company related to its participation in Ralston's defined contribution plan prior to the spin-off totaled $3.1 for the six months ended March 31, 1994.

NOTE 10: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

     The Company provides health care and life insurance benefits for certain groups of retired employees who meet specified age and years of service requirements. The Company is, however, phasing out its subsidy of medical benefits for a substantial majority of its future retirees. Retiree contributions are adjusted periodically in order to share increases in the costs of providing medical benefits.

     Prior to the spin-off from Ralston, Ralston allocated the cost of these benefits to the Company. The costs of retiree health and life insurance benefits allocated to the Company by Ralston prior to the spin-off were $.7 for the six months ended March 31, 1994.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The net periodic cost of postretirement benefits for the period subsequent to the spin-off includes the following components:

                                                         YEAR ENDED        YEAR ENDED      SIX MONTHS ENDED
                                                       SEPT. 30, 1996    SEPT. 30, 1995     SEPT. 30, 1994
                                                       --------------    --------------    ----------------
Service cost........................................        $ .3             $   .3             $   .2
Interest cost.......................................         1.0                 .9                 .5
Amortization of unrecognized prior service cost.....          .1                (.1)
                                                            ----             ------             ------
Net periodic postretirement benefit costs...........        $1.4             $  1.1             $   .7
                                                            ====             ======             ======

     The following table sets forth the status of the Company's postretirement benefit plans at September 30, 1996 and 1995:

                                                                        1996               1995
                                                                   --------------    ----------------
Accumulated postretirement benefit obligation:
  Retirees......................................................       $  3.4             $  2.1
  Fully eligible active plan participants.......................          6.5                6.8
  Other active plan participants................................          4.4                4.6
                                                                       ------             ------
Total accumulated postretirement benefit obligation.............         14.3               13.5
Unrecognized net gain...........................................          1.8                1.8
Unrecognized prior service cost.................................          (.7)               (.8)
                                                                       ------             ------
Accrued postretirement benefit costs included in Consolidated
  Balance Sheet.................................................       $ 15.4             $ 14.5
                                                                       ======             ======

     As a result of the elimination of a significant number of jobs through the restructuring initiatives taken in the third quarter of fiscal 1996, see the "Restructuring Charge" footnote, the Company recognized a curtailment gain of $.2 to the postretirement medical and life insurance plan.

     Actuarial assumptions used to determine the accumulated postretirement benefit obligation include a discount rate of 7 5/8% in 1996 and 1995. In 1996 and 1995, the annual increase in per capita costs of covered health care benefits is assumed to be 6% for all years. If the health care trend rates were increased one percentage point, the current year postretirement benefit costs would have increased $.2 and the accumulated postretirement benefit obligation as of September 30, 1996 would have increased $2.1.

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." FAS 112 requires recognition of benefits provided by an employer to former or inactive employees after employment but prior to such employees' retirement. The effect of the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

NOTE 11: LONG TERM DEBT

     The Company has available certain borrowings under credit agreements with a number of banks (Bank Credit Agreements). Provisions of the Bank Credit Agreements require that the Company maintain certain financial ratios and a minimum level of shareholders' equity. There was $300.0 available under the Bank Credit Agreements at September 30, 1995 and through an amendment, in March 1996, the funds available under the Bank Credit Agreements were reduced to $275.0. The March 1996 amendment also revised the Bank Credit Agreements maturity date to March 12, 2001.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     At September 30, 1996 and 1995, long-term debt associated with the Company's businesses consisted of the following:

                                                                         1996      1995
                                                                        ------    ------
        8.75% Notes due 2004.........................................   $150.0    $150.0
        Bank Credit Agreements.......................................    200.1     217.1
        10.85% and 11.15% Notes due 9/30/97 and 9/30/98..............      3.0       4.5
        Refunding Revenue Bonds Series 90
          7.20%-7.875% due 9/2/98, 9/1/06 and 9/1/08.................     20.4      20.4
        Refunding Revenue Bonds Series 91
          7.125% and 7.375% due 9/1/02 and 9/1/10....................      3.0       3.0
        Other........................................................      1.9       2.2
                                                                        ------    ------
                                                                         378.4     397.2
        Less Current Portion.........................................     (1.8)     (1.8)
                                                                        ------    ------
                                                                        $376.6    $395.4
                                                                        ======    ======

     Included in the Bank Credit Agreements line item, at September 30, 1996, is $140.0 of bank debt that has been borrowed directly by the Company's Resort Operations and is fully guaranteed by the Company. Also included in the Bank Credit Agreements line item are short term notes which have maturities ranging from one day to one month and have been classified as long term debt based on the Company's intent and ability to renew the obligations on a long-term basis.

     Scheduled aggregate maturities on all long-term debt outstanding as of September 30, 1996 are $3.2, $.3, $.3 and $200.5 for the years ending September 30, 1998 through 2001. These aggregate maturities include outstanding commitments at September 30, 1996 under the Bank Credit Agreements, which expire on March 12, 2001. The Company is subject to the payment of commitment fees based on a fraction of a percentage on the unused portion of the revolving credit facility included in the Bank Credit Agreements.

NOTE 12: FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Values

     The Company's financial instruments primarily include certain short-term instruments and short and long-term debt. As of September 30, 1996 and 1995, the fair value of long-term debt, including current maturities, was $391.6 and $414.2, respectively, compared to the carrying value of $378.4 and $397.2, respectively. The fair value of the Company's long-term debt has been estimated using primarily quoted market prices obtained through independent pricing sources for the same or similar types of borrowing arrangements, taking into consideration the underlying terms of the debt, such as the coupon rate, term to maturity, tax impact to investors and imbedded call options, if any.

     Due to their nature, the carrying amounts of short-term financial instruments, such as receivables and accounts payable, reported on the Consolidated Balance Sheet approximate fair value.

Interest Rate Swap Agreements

     In November 1995, in order to hedge its exposure to interest rate fluctuations on $100 of existing floating rate borrowings under the bank credit agreements, the Company entered into two interest rate swap transactions. Notional amounts under both transactions are $50 and have terms that expire in November 1997 and November 1998. Through these interest rate swaps, the Company pays interest based on fixed rates of 5.575 percent, for the swap expiring in November 1997, and 5.682 percent, for the swap expiring November

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1998, while receiving a LIBOR-based floating rate. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, management does not anticipate such nonperformance. The impact of these interest rate swaps on fiscal 1996 interest expense was immaterial to the Company's results of operations.

     At September 30, 1996, the fair value of the outstanding interest rate swaps was approximately $.7 of income. This fair value is the estimated amount the Company would receive to unwind the interest rate swap agreements, taking into account current interest rates and the credit risk of the counterparties.

Concentration of Credit Risk

     The Company's primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or "at risk" customers. At September 30, 1996 and 1995 the amount of such receivables was $3.1 and $4.0, respectively. Consideration was given to the financial position of these customers when determining the appropriate allowance for doubtful accounts.

NOTE 13: SHAREHOLDERS' EQUITY

     The Company's Restated Articles of Incorporation authorize the issuance of up to 300,000,000 shares of Common Stock, par value $.01, and 10,000,000 shares of Preferred Stock, par value $.01. As of September 30, 1996, the Company had approximately 32,917,000 shares of Common Stock issued and outstanding. The Company has not issued any shares of Preferred Stock. The terms of any series of Preferred Stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities and redemption) may be set by the Company's Board of Directors.

     On March 24, 1994 the Ralston Board of Directors declared a dividend distribution of one share purchase right (Right) for each outstanding share of the Company's Common Stock. Each Right entitles a shareholder to purchase from the Company one common share at an exercise price of $75 per share subject to antidilution adjustments. The Rights, however, become exercisable only at the time a person or group acquires or commences a public tender offer for 20% or more of the Company's Common Stock. If an acquiring person or group acquires 20% or more of the Company's Common Stock, the price will be further adjusted so that holders of Rights (other than the acquiring person or group) may purchase Common Stock at one-third of its then market price. In the event that the Company merges with, or transfers 50% or more of its assets or earning power to, any person or group after the Rights become exercisable, holders of the Rights may purchase, at the exercise price, Common Stock of the acquiring entity having a value equal to twice the exercise price. The Rights can be redeemed by the Board of Directors at $.05 per Right only up to the date a person or group acquires 20% or more of the Company's Common Stock. Also, following the acquisition by a person or group of beneficial ownership of at least 20% but less than 50% of the Company's Common Stock, the Board may exchange the Rights for Common Stock at a ratio of one share of Common Stock per Right. The Rights expire on March 31, 2004.

     On May 25, 1995, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's Common Stock. This authorization allows the Company's management to make purchases from time to time at prevailing market prices. The previous year's Board-approved repurchase authorization of $15.0 worth of the Company's Common Stock was completed during the current fiscal year. For the year ended September 30, 1996, the Company repurchased approximately 349,000 shares for $8.6, for the year ended September 30, 1995, the Company repurchased approximately 633,000 shares for $13.5 and for the six month period ended September 30, 1994 the Company repurchased approximately 126,000 shares for $2.0, pursuant to such authorizations.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     On September 23, 1994, the Company's Board of Directors approved the grant of 170,000 shares of Common Stock for restricted stock awards. All of the previously repurchased treasury shares during the six months ended September 30, 1994, along with approximately 44,000 new shares, were issued under the restricted stock award.

     At September 30, 1996, there were 2,665,304 shares of Company Common Stock reserved under various employee incentive compensation and benefit plans.

NOTE 14: INCENTIVE COMPENSATION

     The Company's Incentive Stock Plan (Plan), adopted in March 1994, reserves shares which will be used for various stock based compensation awards. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. During 1995, the Company issued performance-based stock option awards at an option price equal to the fair market value of the shares at grant date. These awards would vest and become exercisable only upon achievement of certain share price growth targets. Compensation expense was recognized throughout the first six months of fiscal 1996 for these awards based on the difference between the share price at grant date and the share price when the required growth targets are achieved. The recognition of compensation expense was discontinued, however, upon the determination that the share price growth targets would not be met. At spin-off from Ralston, stock option awards relating to shares of RPG Stock held by employees of the Company were replaced with awards based on the Company's Common Stock according to a formula which maintained the then current relationship between the option price and the market value of the shares. During 1994, subsequent to the spin-off from Ralston, additional stock option awards were issued at an option price equal to the fair market value of the shares at grant date and, accordingly, no charge against earnings was made. Proceeds from the exercise of stock options are credited to the appropriate capital accounts.

     Changes in incentive and nonqualified stock options outstanding are summarized as follows:

                                                                              SHARES UNDER OPTION
                                                                              -------------------
Outstanding at September 30, 1994 ($13.23 to $26.14 per share).............          994,842
Granted ($23.63 per share).................................................          318,800
Exercised ($13.23 per share)...............................................           (3,576)
Canceled...................................................................           (7,439)
                                                                                   ---------
Outstanding at September 30, 1995 ($13.23 to $26.14 per share).............        1,302,627
                                                                                   ---------
Granted....................................................................               --
Exercised ($13.23 to $24.08 per share).....................................          (13,555)
Canceled...................................................................          (63,191)
                                                                                   ---------
Outstanding at September 30, 1996 ($13.23 to $26.14 per share).............        1,225,881
                                                                                   =========
Shares exercisable at:
  September 30, 1995.......................................................          175,815
                                                                                   ---------
  September 30, 1996.......................................................          245,019
                                                                                   ---------

     At September 30, 1996 and 1995 there were 1,386,803 and 1,381,081 shares, respectively, available for future awards. In addition, at September 30, 1996 and 1995, 98,122 and 140,482 shares, respectively, of restricted stock awards were outstanding. Restrictions on shares of restricted stock issued to eligible employees lapse over periods ranging up to 36 months provided continued employment and, in certain cases, minimum stock price requirements are met. Compensation cost is recognized over this vesting period.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Ralcorp Board has determined that immediately prior to the Distribution, the value of stock options in Ralcorp Common Stock held by employees will be paid to the recipient in cash. Stock options that have an exercise price higher than the current price of Ralcorp Common Stock will be valued at $0.50 per share. The Company estimates that total payments related to the cash settlement of stock options will be $4.7, which will be recognized as additional compensation expense in fiscal 1997.

NOTE 15: COMMITMENTS AND CONTINGENCIES

     The Company is a party to a number of legal proceedings in various state and federal jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

     On January 4, 1993, Ralston was served with the first of nine substantively identical actions currently pending in the United States District Court for the District of New Jersey. The suits have been consolidated and styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP). The consolidated proceeding is a certified class action by and on behalf of all direct purchasers of baby foods (other than the defendants and governmental entities), alleging that the Beech-Nut baby food business (and its predecessor Nestle Holdings, Inc.) together with Gerber Products Company and H. J. Heinz Company, conspired to fix, maintain and stabilize the prices of baby foods during the period January 1, 1975 to August 31, 1992, and seeking treble damages.

     On January 19 and 21, 1993, Ralston was served with two class actions on behalf of indirect purchasers (consumers) of baby food in California, which contain substantially identical charges. These actions have been consolidated in the Superior Court for the County of San Francisco and styled Bruce, et al. v. Gerber Products Company, et al., No. 94-8857. On January 19, 1993, Ralston was served with a similar action filed in Alabama state court on behalf of indirect purchasers of baby food in Alabama, styled Johnson, et al. v. Gerber Products Company, et al., No. 93-L-0333-NE. Both state actions allege violations of state antitrust laws and are substantively identical to each other. Similar state actions may be filed in states having laws permitting suits by indirect purchasers. Ralston and the Company have agreed in the Reorganization Agreement that all expenses related to the above antitrust matters will be shared equally, but that Ralcorp's liability for any settlement or judgment will not exceed $5 million. Expenses and liability with respect to certain other lawsuits which are not believed by the Company to be material, either individually or in the aggregate, will also be shared pursuant to the Reorganization Agreement.

     The operations of the Company, like those of similar businesses, are subject to various federal, state, and local laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal. Certain Company businesses have received notices from the U.S. Environmental Protection Agency, state agencies, and /or private parties seeking contribution, that they have been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and the Company may be required to share in the cost of cleanup with respect to three waste disposal sites. The Company's ultimate liability in connection with environmental matters may depend on many factors including, but not limited to, the volume of material contributed to a site, the existence of other parties responsible for remediation and their financial viability, reports of experts (internal or external), and the remediation methods and technology to be used.

     Except as noted, many of the foregoing matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Company management, based upon the information presently known as well as upon the limitation of its liabilities set forth in the Reorganization Agreement, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal clams which are probable of

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

assertion, taking into account established accruals for estimated liabilities, should not be material to the Company's consolidated financial position or results of operations. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters should not be material to the Company's consolidated financial position or results of operations.

LEASE COMMITMENTS

     Future minimum rental commitments under noncancelable operating leases in effect as of September 30, 1996 were: 1997 - $3.8, 1998 - $3.5, 1999 - $3.1,
2000 - $2.3, 2001 - $1.0, thereafter - $0.8.

     Total rental expense for all operating leases was $5.3 in 1996, $4.1 in 1995 and $4.2 in 1994.

NOTE 16: SUPPLEMENTAL EARNINGS STATEMENT INFORMATION

                                                                          1996     1995     1994
                                                                          -----    -----    -----
Maintenance and repairs................................................   $32.5    $29.7    $29.3
Research and development...............................................     6.5      7.4      6.7

NOTE 17: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

                                                                          1996     1995     1994
                                                                          -----    -----    -----
Interest paid..........................................................   $27.6    $27.9    $11.3
Income taxes paid......................................................    25.9     29.7     38.5

     Interest paid by the Company during the six month period ended September 30, 1994 was $10.2. Interest payments for the six month period ended March 31, 1994 and prior years were the responsibility of Ralston. Total income tax payments made by the Company after the 1994 Spin-off Date were $14.5. Tax payments due on income earned prior to the 1994 Spin-off Date are the responsibility of Ralston.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 18: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                                1996      1995
                                                                               ------    ------
Receivables (current) --
  Trade.....................................................................   $ 63.3    $ 77.9
  Income taxes..............................................................      6.6       4.4
  Other.....................................................................      6.6       4.8
  Allowance for doubtful accounts...........................................     (1.0)      (.8)
                                                                               ------    ------
                                                                               $ 75.5    $ 86.3
                                                                               ======    ======
Inventories --
  Raw materials and supplies................................................   $ 26.5    $ 33.4
  Finished products.........................................................     76.8      76.7
                                                                               ------    ------
                                                                               $103.3    $110.1
                                                                               ======    ======
Prepaid Expenses --
  Deferred income tax benefits..............................................   $  8.8    $  6.6
  Prepaid expenses..........................................................      5.4       4.5
                                                                               ------    ------
                                                                               $ 14.2    $ 11.1
                                                                               ======    ======
Investments and Other Assets --
  Intangible assets (net of accumulated amortization:
     1996 -- $10.4 and 1995 -- $7.5(a)).....................................   $ 43.2    $ 45.3
  Property held for development.............................................     12.4      17.3
  Investments in affiliated companies.......................................     29.1      25.3
  Deferred charges and other assets.........................................      3.4       3.7
                                                                               ------    ------
                                                                               $ 88.1    $ 91.6
                                                                               ======    ======
Accounts Payable and Accrued Liabilities --
  Trade accounts payable....................................................   $ 54.7    $ 66.1
  Incentive compensation, salaries and vacations............................      7.0       6.6
  Property taxes............................................................      5.3       4.6
  Shutdown reserves.........................................................      7.6       5.8
  Advertising...............................................................      9.6       6.4
  Other items...............................................................     16.4      13.3
                                                                               ------    ------
                                                                               $100.6    $102.8
                                                                               ======    ======

-------------------------
(a) Excludes $.8 of amortization related to National Oats goodwill, all of which was eliminated through the September 1995 nonrecurring charges.

NOTE 19: ANALYSIS OF BALANCE SHEET CHANGES

                                                                   1996         1995         1994
                                                                   ----         ----         ----
Allowance for Doubtful Accounts --
  Balance, beginning of year....................................   $ .8         $ .7         $ .9
  Provision charged to expense..................................     .8           .4           .3
  Writeoffs, less recoveries....................................    (.6)         (.3)         (.5)*
                                                                   ----         ----         ----
Balance, end of year............................................   $1.0         $ .8         $ .7
                                                                   ====         ====         ====

-------------------------
* Includes $.4 adjustment to beginning allocated balance, actual writeoffs were $.1.

                             RALCORP HOLDINGS, INC.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       1996           1995           1994
                                                      ------         ------         ------
Property at Cost --
  Balance, beginning of year.......................   $669.3         $634.9         $590.5
  Additions........................................     60.2           59.3           62.0(d,e)
  Acquisitions(f)..................................                                   22.4
  Disposals........................................   (192.5)(a)      (24.9)(c)      (40.0)(g)
                                                      ------         ------         ------
Balance, end of year...............................   $537.0         $669.3         $634.9
                                                      ======         ======         ======
Accumulated Depreciation --
  Balance, beginning of year.......................   $252.2         $218.7         $177.9
  Depreciation provision...........................     43.5           44.1           60.6(d,e)
  Disposals........................................    (81.3)(b)      (10.6)(c)      (19.8)(g)
                                                      ------         ------         ------
Balance, end of year...............................   $214.4         $252.2         $218.7
                                                      ======         ======         ======

-------------------------
(a) Includes the impairment of assets related to the private label ready-to-eat cereal and consumer hot cereal operations (decrease of $178.6).

(b) Includes the impairment of assets related to the private label ready-to-eat cereal and consumer hot cereal operations (decrease of $78.0). Also, includes asset writedown related to the third quarter fiscal 1996 restructuring charge, which increased accumulated depreciation $5.8.

(c) Includes write-down of fixed assets related to exit of industrial oats and oats milling operations and impairment of the consumer hot cereal business (decreases of $13.1 in property and $3.1 in accumulated depreciation).

(d) Includes valuation adjustment related to Keystone Resort ($13.9 addition to property and accumulated depreciation).

(e) Includes asset transfers from Ralston at spin-off of $9.9, and related accumulated depreciation of $5.0.

(f) Includes acquisition of National Oats in 1994.

(g) Represents net book value of property disposals. Actual proceeds from the sale of the related property were $19.2.

                             RALCORP HOLDINGS, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The results of any single quarter are not necessarily indicative of the Company's results for the full year. Net earnings of the Company are highly seasonal, primarily due to resort operations which earn more than the entire year's operating profit during the second fiscal quarter. Cereal operations are also affected by seasonal CHEX party mix promotions which increase sales volume during the first fiscal quarter of the year.

                 FISCAL 1996                     FIRST      SECOND   THIRD        FOURTH
----------------------------------------------   ------     ------  --------      -------
Net sales.....................................   $295.3     $277.4   $ 230.1      $ 224.6
Gross profit..................................    153.0      138.0     103.5         96.1
Net earnings (loss)...........................     14.7       21.2     (16.3)(a)    (66.4)(b)(c)
Net earnings per common share(e)(f)...........      .44        .64      (.50)(a)    (2.02)(b)(c)

                 FISCAL 1995                     FIRST      SECOND     THIRD        FOURTH
----------------------------------------------   ------     ------     ------       ------
Net sales.....................................   $278.4     $258.3     $231.5       $245.2
Gross profit..................................    146.0      123.4      105.4        108.2
Net earnings..................................     17.1       21.9        5.1        (10.7)(d)
Net earnings per common share(e)(f)...........      .51        .65        .15         (.32)(d)

-------------------------
(a) Net earnings (loss) and earnings (loss) per share were negatively affected by the inclusion of pre-tax restructuring charge of $20.7 ($12.7 after taxes, or $.39 per share).

(b) Net earnings (loss) and earnings (loss) per share were negatively affected by the inclusion of pre-tax nonrecurring charges of $109.5 ($68.8 after taxes, or $2.09 per share) and the recording of certain transaction costs related to the Company's proposed resorts sale totaling $4.0, pre-tax ($2.5 after taxes, or $.08 per share). Partially offsetting these negative factors was a pre-tax adjustment to the third quarter restructuring charge of $4.2 ($2.6 after taxes, or $.08 per share).

(c) Net earnings were favorably impacted by adjustments to advertising and promotion accruals recorded earlier in the year. Advertising and promotion expense for the fiscal 1996 fourth quarter was $44.1 compared to fiscal 1995 fourth quarter expense of $52.1, despite full fiscal 1996 advertising and promotion expense being $20.1 higher than fiscal 1995. This adjustment became necessary when it was determined that redemption levels for in-ad coupon programs and cereal sales volumes were below the expectations used to record advertising and promotion expense in the previous fiscal 1996 quarters.

(d) Net earnings (loss) and earnings (loss) per share for the fourth quarter of 1995 were negatively affected by the inclusion of pre-tax nonrecurring charges of $21.9 ($13.6 after taxes, or $.41 per share) and by the write-off of small dollar accounts receivable of $2.4, pre-tax ($1.5, after taxes, or $.045 per share).

(e) Based on actual weighted average outstanding shares of Ralcorp Stock for all periods presented.

(f) Earnings (loss) per common share is computed independently for each of the periods presented, therefore, the sum of the earnings per common share amounts for the quarters may not equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to the Ralcorp Restated Articles of Incorporation and Bylaws, the Board of Directors of Ralcorp (the "Ralcorp Board") consists of from five to twelve individuals, divided into three approximately equal classes with each class serving a three-year term. The Ralcorp Board has set the number of directors as six. The following table sets forth information as to each member of the Ralcorp Board (the directors' ages are as of December 31, 1996). Ralcorp's Bylaws provide that no person may stand for election or re-election as a director after having attained the age of 70. Mr. Stiritz serves as the Chairman of the Ralcorp Board.

                                         TERM
             NAME                AGE    EXPIRES                      INFORMATION
------------------------------   ---    -------    -----------------------------------------------
William H. Danforth...........   70      1999      Dr. Danforth has been a director of Ralcorp
                                                   since March, 1994. He is Chairman of the Board
                                                   of Trustees of Washington University and has
                                                   served in that capacity since July, 1995. He
                                                   retired as Chancellor of Washington University
                                                   in June, 1995, a position he held since 1971.
                                                   He is also a director of McDonnell Douglas
                                                   Corporation and Ralston Purina Company.
William D. George, Jr. .......   64      1998      Mr. George has been a director of Ralcorp since
                                                   March, 1994. He is President and Chief
                                                   Executive Officer and a member of the Board of
                                                   Directors of S. C. Johnson & Son, Inc. and has
                                                   served in that capacity since 1993. He served
                                                   as S. C. Johnson's President and Chief
                                                   Operating Officer, Worldwide Consumer Products
                                                   from 1990 to 1993. He is also a director of
                                                   Arvin Industries, Inc. and Moorman
                                                   Manufacturing Company.
Jack W. Goodall...............   58      1997      Mr. Goodall has been a director of Ralcorp
                                                   since March, 1994. He is Chairman of the Board
                                                   of Foodmaker, Inc. and has served in that
                                                   capacity since April, 1996. He served as
                                                   Chairman, President and Chief Executive Officer
                                                   of Foodmaker, Inc. from 1985 to 1996. He is
                                                   also a director of Thrifty PayLess, Inc. and
                                                   Van Camp Seafood Co., Inc.
David W. Kemper...............   46      1998      Mr. Kemper has been a director of Ralcorp since
                                                   October, 1994. He is Chairman, President and
                                                   Chief Executive Officer of Commerce Bancshares,
                                                   Inc. and has served in that capacity since
                                                   1991. He served as Commerce Bancshares' Chief
                                                   Executive Officer and President from 1986 to
                                                   1991. He is also a director of Seafield Capital
                                                   Corporation, Tower Properties Company and Wave
                                                   Technologies International, Inc.
Joe R. Micheletto.............   60      1997      Mr. Micheletto has been a director of Ralcorp
                                                   since January, 1994. See additional information
                                                   under Item 4(a).
William P. Stiritz............   62      1998      Mr. Stiritz has been a director and the
                                                   Chairman of the Board of Ralcorp since January,
                                                   1994. He is Chairman of the Board, Chief
                                                   Executive Officer and President of Ralston
                                                   Purina Company and has served in that capacity
                                                   since 1982. He is also a director of Angelica
                                                   Corporation, Ball Corporation, Boatmen's
                                                   Bancshares, Inc., Interstate Bakeries
                                                   Corporation, Reinsurance Group of America,
                                                   Incorporated and The May Department Stores
                                                   Company.

DIRECTORS' MEETINGS, FEES AND COMMITTEES

     The Ralcorp Board has five regularly scheduled meetings per year, and holds such special meetings as deemed advisable, to review significant matters affecting the Company and to act upon matters requiring Board approval. During fiscal year 1996, five regular meetings, two special telephonic meetings and one consent of Board of Directors in lieu of special meeting were held. Non-management directors receive an annual retainer of $20,000, and are also paid $2,500 for attending each regular or special Board meeting and $1,000 for attending each standing committee meeting and for each telephonic meeting and consent to action without a meeting. The Company also pays the premiums on Directors' and Officers' Liability, and travel accident insurance policies insuring directors. A director who is also an employee (Mr. Micheletto) receives no renumeration for service as a Director.

     The Company has a Deferred Compensation Plan for Non-Management Directors (the "DCP"). Under this plan, any non-management director may elect to defer, with certain limitations, all retainers and fees until retirement or other termination of his directorship. Deferrals may be made in Common Stock equivalents in an Equity Option (stock equivalents) or may be made in cash under a Variable Interest Option (interest at prime rate). Deferrals in the Equity Option receive a 33 1/3% Company matching contribution which will also be in Common Stock equivalents. All Stock equivalents credited to a recipient will also be credited with dividend equivalents at any time that cash dividends are declared and paid on Common Stock; when sufficient in amount, such equivalents will be converted into additional Common Stock equivalents. Deferrals and related earnings will be paid out in a lump sum in cash to the Director at the Director's termination of service, or total disability or to the Director's estate or beneficiary upon the Director's death.

     The Ralcorp Board has established and designated specific functions and areas of oversight to a Nominating and Compensation Committee and an Audit Committee. A description of these standing committees and their membership as of December 30, 1996 follows:

     Audit Committee -- D. W. Kemper (Chairman); W. H. Danforth; W. D. George, Jr.; J. W. Goodall; W. P. Stiritz

     The Audit Committee consists entirely of non-management Directors. It is responsible for matters relating to accounting policies and practices, financial reporting, and internal controls. Each year it recommends to the Ralcorp Board the appointment of a firm of independent accountants to examine the financial statements of Ralcorp, and reviews with representatives of the independent accountants the scope of the examination of Ralcorp financial statements, results of audits, audit costs, and recommendations with respect to internal controls and financial matters. It also reviews nonaudit services rendered by Ralcorp's independent accountants and periodically meets with or receive reports from principal corporate officers. The Audit Committee met twice in fiscal year 1996.

     Nominating and Compensation Committee -- J. W. Goodall (Chairman); W. H. Danforth; W. D. George, Jr.; D. W. Kemper; W. P. Stiritz

     The Nominating and Compensation Committee consists entirely of non-management Directors free from interlocking or other relationships that might be considered a conflict of interest. It recommends to the Ralcorp Board nominees for election as Directors and Executive Officers of the Company. Additionally, it makes recommendations to the Ralcorp Board regarding election of Directors to positions on committees of the Ralcorp Board and compensation and benefits for Directors. The Nominating and Compensation Committee also considers suggestions from shareholders regarding possible Director candidates. Such suggestions, together with appropriate biographical information, should be submitted to the Secretary of the Company. This Committee also sets the compensation of all Executive Officers and administers Ralcorp's Deferred Compensation Plan for Key Employees and Incentive Stock Plan, including the granting of awards under the latter plan, other than to Directors on this Committee. It also reviews the competitiveness of management compensation and benefit programs, and principal employee relations policies and procedures. The Nominating and Compensation Committee met twice in fiscal year 1996.

ITEM 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

INTRODUCTION AND SUMMARY

     The following tables and narrative text discuss the compensation paid in fiscal year 1996 to the Named Executive Officers, i.e., the Company's current Chief Executive Officer and President, its former Chief Executive Officer and President and the Company's three other most highly compensated executive officers (collectively, the "Named Executive Officers").

     The Summary Compensation Table set forth below also summarizes compensation received by the Named Executive Officers from the date of the spin-off of the Company by Ralston Purina Company on March 31, 1994 through the end of fiscal year 1994, that is, for six months rather than for a full fiscal year. Annualized salaries, i.e., the salary amounts which would have been paid to the Named Executive Officers had they been paid for the full 1994 fiscal year at the rates in effect from the spin-off date through the end of the 1994 fiscal year are as follows: Micheletto -- $210,000; Bresler -- $130,000; Lockwood -- $160,000; Nichols -- $135,000; and Pearce -- $300,000.

     The full amount of bonuses paid by the Company at the end of fiscal year 1994 are reflected in the "Bonus" column. No attempt has been made to pro rate bonuses based on the relationship between the period before the spin-off and the period after the spin-off.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                                   (AWARDS)
                                            ANNUAL COMPENSATION           ---------------------------
                                     ----------------------------------                    SECURITIES
                                                           OTHER ANNUAL     RESTRICTED     UNDERLYING    ALL OTHER
                                      SALARY               COMPENSATION   STOCK AWARD(S)    OPTIONS     COMPENSATION
NAME & PRINCIPAL POSITION(1)  YEAR    ($)(2)    BONUS($)       ($)            ($)(3)          (#)          ($)(4)
----------------------------  ----   --------   --------   ------------   --------------   ----------   ------------
J. R. Micheletto............  1996   $210,000   $100,000     $ 19,481               0              0     $   46,733
Chief Executive Officer       1995   $210,000   $100,000     $ 13,169               0         20,000     $   41,497
and President                 1994   $105,000   $100,000     $  6,361        $638,750        156,746     $   26,940
A. R. Bresler...............  1996   $152,000   $ 55,010            0               0              0     $1,396,165
Vice President; and
  President                   1995   $135,000   $ 55,010     $ 12,676               0         12,000     $   35,795
Beech-Nut Nutrition           1994   $ 65,000   $ 57,000     $  6,000        $182,500        131,014     $   29,242
Corporation
R. W. Lockwood..............  1996   $182,000   $ 43,000     $      0               0              0     $   21,863
Vice President, General       1995   $165,000   $ 43,000     $ 12,815               0         12,000     $   20,900
Counsel and Secretary         1994   $ 80,000   $ 38,000     $  6,239        $182,500         32,256     $    9,800
J. A. Nichols...............  1996   $157,000   $ 60,000     $    596               0              0     $   42,080
Vice President; and           1995   $140,000   $ 60,000     $ 12,286               0         15,000     $   38,904
President, Ralston Foods      1994   $ 67,500   $ 46,000     $  6,000        $146,000        112,781     $   26,227
R. A. Pearce................  1996   $300,000   $150,000     $ 22,473               0              0     $1,418,685
Chief Executive Officer       1995   $300,000   $150,000     $ 15,848               0         20,000     $   41,560
and President                 1994   $150,000   $150,000     $  7,920        $638,750        141,552     $   27,614

---------------
1. Mr. Pearce, Chief Executive Officer and President, resigned this position on September 27, 1996. Mr. Bresler, Vice President; and President, Beech-Nut Nutrition Corporation, resigned this position on October 14, 1996.

2. In fiscal year 1996, car allowances for Messrs. Bresler, Lockwood and Nichols were rolled into their salaries. Prior to that time, car allowances were included in the column "Other Annual Compensation."

3. The aggregate restricted stock holdings and value at September 30, 1996 for the Named Executive Officers were as follows: Micheletto -- 21,000 shares ($435,750); Bresler -- 6,000 shares ($124,500); Lockwood -- 6,000 shares
   ($124,500); Nichols -- 4,800 shares ($99,600); and Pearce -- 21,000 shares
   ($435,750).

   Under the terms of the grant, restricted shares reflected in this column vested or will vest as follows: 20% of the total award on September 23 of each of the years 1995, 1996, 1997, and 1998 and on March 30, 1999.

   The Company does not currently pay dividends on its Common Stock. If it does so in the future, dividends on restricted stock will be retained by the Company until the restrictions on the underlying shares lapse, at which time the dividends, with interest at the prime rate, will be distributed. If the shares are forfeited, accrued dividends and interest would also be forfeited.

4. The amounts shown in this column consist of the following: (i) Company matching contributions or accruals to Ralcorp's Savings Investment Plan and Executive Savings Investment Plan. Such amounts are $19,600, $9,120, $11,113, $9,513, and $28,500, respectively, for Messrs. Micheletto, Bresler, Lockwood, Nichols and Pearce; (ii) Amounts attributable to the portion of split-dollar life insurance premiums paid by Ralcorp. These amounts will be repaid on a specified future date. Amounts included are equal to the premiums outstanding during fiscal year 1996 multiplied by the Company's approximate borrowing rate for money borrowed for comparable periods. Such amounts are $27,133, $16,645, $17,567 and $4,458, respectively, for Messrs. Micheletto, Bresler, Nichols and Pearce; (iii) Company 25% matching contributions on deferrals under the Equity Option of the Deferred Compensation Plan for Key Employees. Such amounts are $5,000, $10,750 and $15,000, respectively, for Messrs. Bresler, Lockwood and Nichols; and, (iv) For Messrs. Bresler and Pearce, $1,365,400 and $1,385,727 respectively to be paid in cash pursuant to severance arrangements described on page 44 (pursuant to such severance arrangements). Mr. Bresler's restricted stock and Mr. Pearce's restricted stock and stock options also vested.

STOCK OPTIONS

     The following table sets forth fiscal year end option values. No options were exercised by any of the Named Executive Officers during fiscal year 1996. The Company has never granted Stock Appreciation Rights.

                         FISCAL YEAR END OPTION VALUES

                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                      OPTIONS AT FY-END(#)            OPTIONS AT FY-END($)
                                                  ----------------------------    ----------------------------
                     NAME                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------------------------------   -----------    -------------    -----------    -------------
J. R. Micheletto...............................      15,194         161,552        $  56,031       $ 646,288
A. R. Bresler..................................      30,389         112,625        $ 178,072       $ 460,330
R. W. Lockwood.................................      13,679          30,577        $  96,404       $  69,139
J. A. Nichols..................................      64,424          63,357        $ 462,318       $ 244,557
R. A. Pearce...................................      42,544         119,008        $ 266,904       $ 415,381

COMPENSATION PURSUANT TO PLANS

     During fiscal year 1996, the Company maintained certain plans that provided benefits to executive officers and other employees of the Company. Descriptions of some of these plans follow. The descriptions provided are in summary form and are contained in this Form 10-K solely in order to meet SEC requirements regarding disclosure of the compensation of the Named Executive Officers and should not be used for any other purpose.

  SEVERANCE AGREEMENTS

     The Company has management continuity agreements with the Named Executive Officers. The purpose of the agreements is to provide severance compensation to each covered executive officer in the event of the officer's voluntary or involuntary termination after a change in control of the Company. The compensation provided would be in the form of a lump sum payment equal to the present value of continuing the executive officer's salary and bonus for a specified period following the executive officer's termination of employment, the continuation of other executive benefits for the same applicable period and certain pension bridging payments. The initial applicable period is three years in the event of an involuntary termination of employment (including a constructive termination) and one year, in the event of a voluntary termination of employment, which periods are subject to reduction for each complete year the executive officer remains employed following the change in control. No payments would be made in the event the executive officer's termination is due to death, disability or normal retirement, or is for cause, nor would any payments continue beyond the executive officer's normal retirement date. Contracts governing options and restricted stock awards to executive officers provide that upon a change in control of the Company: all terms, conditions, restrictions and limitations in effect with respect to any unexercised award lapse and no other terms and conditions will be applied; any unexercised, unvested, unearned or unpaid shares become 100% vested; and stock awards with performance conditions will be treated as if the performance objectives had been obtained at a level of 100%.

     Two of the Named Executive Officers have resigned as employees of the Company effective, in the case of Mr. Pearce, on December 31, 1996, and, in the case of Mr. Bresler, on November 30, 1996. Their resignations as officers were effective as reflected in note 1 to the Summary Compensation Table on page 42. In light of their past service and their agreement to meet certain conditions in the future, the Company has entered into separation agreements with each of these Named Executive Officers.

     Pursuant to Mr. Pearce's agreement, he will receive a cash payment of $1,385,727, the vesting of all restricted stock held by him and of the Company match on his deferred compensation, the transfer to him of ownership of his Company-provided automobile, outplacement assistance, the crediting of three additional years of service and earnings for retirement plan purposes and the vesting of his nonvested options (or payment of their value in cash).

     Mr. Bresler will receive a cash payment of $1,365,400, the vesting of his restricted stock and deferred compensation Company match and outplacement assistance.

RETIREMENT PLAN

     The Ralcorp Retirement Plan for Sales, Administrative and Clerical Employees (the "Retirement Plan") may provide pension benefits in the future to the Named Executive Officers. Substantially all regular U.S. sales, administrative, clerical and production employees having one year of service with the Company or certain of its majority-owned subsidiaries are eligible to participate in the Retirement Plan. Employees become vested after five years of service. Normal retirement is at age 65; however, employees who work beyond age 65 may continue to accrue benefits.

     Annual benefits are computed by multiplying the participant's Final Average Earnings (average of participant's five highest consecutive annual earnings during the ten years of service prior to retirement or earlier termination) by the product of 1.5% times the participant's years of service (to a maximum of 40 years) and by subtracting from that amount up to one-half of the participant's primary social security benefit at retirement (with the actual amount of offset determined by age and years of service at retirement).

     The following table shows the estimated annual retirement benefits that would be payable from the Retirement Plan to salaried employees, including the Named Executive Officers, assuming age 65 retirement on the basis of a straight-life annuity. To the extent an employee's compensation or benefits exceed certain limits imposed by the Code, the table also includes benefits payable from an unfunded supplemental retirement plan. The table reflects benefits prior to the subtraction of social security benefits as described above.

                               PENSION PLAN TABLE

     REMUNERATION                                        YEARS OF SERVICE
    (FINAL AVERAGE        -------------------------------------------------------------------------------
       EARNINGS)            10          15          20          25          30          35          40
-----------------------   -------    --------    --------    --------    --------    --------    --------
  $100,000.............   $15,000    $ 22,500    $ 30,000    $ 37,500    $ 45,000    $ 52,500    $ 60,000
  $200,000.............   $30,000    $ 45,000    $ 60,000    $ 75,000    $ 90,000    $105,000    $120,000
  $300,000.............   $45,000    $ 67,500    $ 90,000    $112,500    $135,000    $157,500    $180,000
  $400,000.............   $60,000    $ 90,000    $120,000    $150,000    $180,000    $210,000    $240,000
  $500,000.............   $75,000    $112,500    $150,000    $187,500    $225,000    $262,500    $300,000
  $600,000.............   $90,000    $135,000    $180,000    $225,000    $270,000    $315,000    $360,000

     For the purpose of calculating retirement benefits, the Named Executive Officers had, as of September 30, 1996, the following years of credited service, calculated to the nearest year: Messrs. Micheletto -- 34 years; Bresler -- 18 years; Lockwood -- 20 years; Nichols -- 21 years; and Pearce -- 24 years. Credited service includes service with Ralston Purina Company, the Company's former parent corporation. Earnings used in calculating benefits under the Retirement Plan and any unfunded supplemental retirement plan previously described are approximately equal to amounts included in the Salary and Bonus columns in the Summary Compensation Table on page 42.

OTHER BENEFIT PLANS

     The Company has an Executive Life Plan, under which, following retirement, beneficiaries of eligible executive officers or other eligible employees will be provided a death benefit in an amount equal to 50% of the earnings recognized under the Company's benefit plans for the executive officer or other eligible employee during the last full year of employment. This benefit is not presently insured or funded.

     The Company's Executive Health Plan is a hospital and medical reimbursement plan covering active key management employees, including certain executive officers, and their dependents. Employees eligible for this plan must participate in the Company's Comprehensive Health Plan, which is available to certain employees at their own expense. The Executive Health Plan provides coverage, at no cost to the participant, for 100% of medical expenses incurred, up to $35,000 per year, provided such expenses constitute deductible medical expenses for federal income tax purposes and provided that the expenses are not payable by the Comprehensive Health Plan.

     The Company has also adopted an Executive Long-Term Disability Plan which provides benefits to its corporate officers, including certain executive officers, in the event they become disabled. The Long-Term Disability Plan, which is available to certain regular employees of the Company and in which officers must participate at their own expense in order to be eligible for the Executive Long-Term Disability Plan. The Plan imposes a limit of $5,000 per month (60% of a maximum annual salary of $100,000) on the amount paid to a disabled employee. The Executive Long-Term Disability Plan will provide a supplemental benefit equal to 60% of the difference between the executive officer's previous year's earnings recognized under the Company's benefit plans and $100,000, with appropriate taxes withheld.

                           INDEBTEDNESS OF MANAGEMENT

     Immediately prior to the spin-off, Ralston Purina Company loaned money to certain executive officers of the Company to pay income taxes on the vesting of Ralston restricted stock awards. The vesting of such awards was accelerated and such executive officers were required to exchange the Ralston stock for Ralcorp Common Stock immediately prior to the spin-off. Pursuant to certain securities regulations and the IRS ruling concerning the federal tax treatment of the spin-off, such executive officers are prohibited from selling the Common Stock received pursuant to such exchange to pay taxes until certain events take place. Ralston assigned the promissory notes governing the loans to the Company. Subsequent to the spin-off it was determined that the amounts of the loans were inadequate to cover the taxes and additional loans were made by the Company. Interest on the loans has been forgiven. The loans are required to be repaid once such executive officers are free to sell the Common Stock received in the exchange. The principal amounts outstanding under the loans for such Named Executive Officers are: Micheletto -- $236,760; Lockwood -- $18,769; and
Pearce -- $383,090. Amounts attributable to the forgiven interest are not included in the Summary Compensation Table on page 42 because the loans are not intended to be compensatory.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                         SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS OF COMMON STOCK

     The following table sets forth Ralcorp Common Stock ownership information with respect to each of Ralcorp's Directors, five highest paid Executive Officers (the "Named Executive Officers"), and all Directors and Executive Officers as a group and with respect to each person who owns more than 5% of Ralcorp Common Stock. Ownership information for 5% holders is as of October 31, 1996. Ownership information for Directors, Named Executive Officers and all Directors and Executive Officers as a group is as of November 30, 1996. Except as noted, all such parties possess sole voting and investment powers with respect to the shares noted. An asterisk in the column listing the percentage of shares beneficially owned indicates the person owns less than 1% of the Ralcorp Common Stock as of November 30, 1996.

                                                      NUMBER OF SHARES      % OF SHARES      EXPLANATORY
                  NAME AND ADDRESS                   BENEFICIALLY OWNED    OUTSTANDING(A)       NOTES
---------------------------------------------------- ------------------    --------------    -----------
Boatmen's Bancshares, Inc. .........................      1,785,459              5.4%            (B)
One Boatmen's Plaza
St. Louis, MO 63101
FMR Corp. ..........................................      2,825,317              8.6%            (C)
82 Devonshire Street
Boston, MA 02109
William H. Danforth.................................        307,417            *              (D)(E)(F)
William D. George, Jr. .............................          1,000            *
Jack W. Goodall.....................................         35,100            *
David W. Kemper.....................................          1,000            *                 (E)
Joe R. Micheletto...................................         71,084            *                 (G)
William P. Stiritz..................................        281,959            *               (E)(H)
Andrew R. Bresler...................................          7,255            *                 (I)
Robert W. Lockwood..................................         31,070            *                 (J)
James A. Nichols....................................         96,182            *                 (K)
Richard A. Pearce...................................        162,100            *                 (L)
All Directors and Executive Officers as a group (15
  persons)..........................................      1,045,673              3.2%            (M)

---------------
(A) For purposes of calculating the percentage of Shares Outstanding owned by each individual or the group, Shares Outstanding were deemed to be (i) shares actually outstanding on November 30, 1996, plus, in the case of each Named Executive Officer and of the group, (ii) shares attributable to stock options held by the officer or members of the group which could be exercised for Common Stock within 60 days after December 3, 1996.

(B) This amount consists of shares of Common Stock owned by the following subsidiaries of Boatmen's Bancshares, Inc: Boatmen's Trust Company -- 1,783,259 shares and other Boatmen's Bancshares subsidiaries -- 2,200 shares. Of such shares, Boatmen's has voting and investment powers as follows: sole voting -- 390,459 shares; shared voting -- 1,393,920 shares; sole investment -- 87,934 shares; and shared investment -- 1,637,280 shares. Of such shares, voting and investment powers for 254,922 shares are shared with Dr. Danforth who is a director of the Company.

(C) Includes 1,979,132 shares beneficially owned by Fidelity Management & Research Company, as a result of its serving as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and its serving as investment adviser to certain other funds which are generally offered to limited groups of investors; 838,685 shares beneficially owned by Fidelity Management Trust Company, as a result of its serving as trustee or managing agent for various private investment accounts, primarily employee benefit plans and its serving as investment adviser to certain other funds which are generally offered to limited groups of investors; and 7,500 shares beneficially owned by Fidelity International Limited, as a result of its serving as investment adviser to various non-U.S. investment companies. FMR Corp. has sole voting power with respect to 651,293 shares and sole investment power with respect to 2,817,817 shares. Fidelity International Limited has sole voting and investment powers with respect to all the shares it beneficially owns.

(D) Excludes 1,100,000 shares, or 3.3% of the outstanding Common Stock, held by The Danforth Foundation, St. Louis, Missouri. Dr. Danforth is one of the ten trustees of the Foundation. Dr. Danforth disclaims beneficial ownership of such shares.

(E) Excludes 841,870 shares, or 2.6% of the outstanding Common Stock, held by Washington University, St. Louis, Missouri. Dr. Danforth is Chairman of the Board of Trustees of the University and Messrs. Stiritz and Kemper serve on the University's Board of Trustees, which consists of 49 members.

(F) Dr. Danforth has sole voting and investment powers respecting 22,648 shares. He shares voting and investment powers respecting 284,769 shares, and disclaims beneficial ownership of 29,847 of such shares.

(G) Includes 21,000 restricted shares of Common Stock as to which Mr. Micheletto presently has only voting power and 30,388 shares of Common Stock which are not presently owned but could be acquired within 60 days by the exercise of stock options. Also includes 9,381 shares of Common Stock held under the Company's Savings Investment Plan. Mr. Micheletto has only voting power with respect to 1,279 of these shares.

(H) Includes 3,333 shares of Common Stock owned by Mr. Stiritz's wife.

(I) Includes 1,699 shares of Common Stock held under the Company's Savings Investment Plan. Mr. Bresler has only voting power with respect to these shares.

(J) Includes 6,000 restricted shares of Common Stock as to which Mr. Lockwood presently has only voting power, 216 shares of Common Stock as to which he shares voting and investment powers, and 14,443 shares of Common Stock which are not presently owned but could be acquired within 60 days by the exercise of stock options. Also includes 2,085 shares of Common Stock held under the Company's Savings Investment Plan. Mr. Lockwood has only voting power with respect to 2,081 of these shares.

(K) Includes 4,800 restricted shares of Common Stock as to which Mr. Nichols presently has only voting power and 64,424 shares of Common Stock which are not presently owned but could be acquired within 60 days by the exercise of stock options. Also includes 3,866 shares of Common Stock held under the Company's Savings Investment Plan. Mr. Nichols has only voting power with respect to 1,778 of these shares.

(L) Includes 21,000 shares of Common Stock as to which Mr. Pearce presently has only voting power and 54,699 shares of Common Stock which are not presently owned but could be acquired within 60 days by the exercise of stock options. Also includes 14,898 shares of Common Stock held under the Company's Savings Investment Plan. Mr. Pearce has only voting power with respect to 1,166 of these shares.

(M) With respect to all Executive Officers except those named in the above
    Table: includes 10,827 shares of Common Stock held under the Company's Savings Investment Plan (the Executive Officers have only voting power with respect to 6,607 of these shares); 14,237 restricted shares of Common Stock as to which such officers presently have only voting power; and 12,774 shares of Common Stock which are not presently owned but could be acquired within 60 days by the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Stiritz is the Chairman of the Ralcorp Board and is on the Company's Nominating and Compensation Committee and is Chairman of the Board, Chief Executive Officer and President of Ralston Purina. Since its spin-off from Ralston Purina in 1994, Ralcorp has engaged in several transactions with Ralston Purina. During fiscal 1996, Ralston Purina paid Ralcorp approximately $1.35 million for coupon and promotional processing services; such services have been discontinued. Also, during fiscal 1996, Ralston Purina purchased approximately $10.55 million of Ralcorp products for distribution outside of the United States. Both arrangements were conducted in the ordinary course of business at competitive prices and terms. During fiscal 1996, Ralcorp paid Ralston Purina approximately $1.67 million for various services including, advertising creative assistance, the leasing of research and development space, insurance administration, and other administrative services. Ralcorp expects the majority of these services will continue to be used by Ralcorp.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed with this report:

          (1) Financial statements previously incorporated by reference under
              Item 8 hereinabove.

              All financial statements of the registrant are set forth under Items 6, 7 and 8 of this Report.

          (2) Financial Statement Schedules--None.

          (3) Exhibits. See the Index to Exhibits that appears at the end of this document and which is incorporated by reference herein. Exhibits 10.06 to 10.22 are management compensation plans or arrangements.

     (b) Reports on Form 8-K. The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

          July 23, 1996; August 1, 1996; September 10, 1996; September 27, 1996;
     and October 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALCORP HOLDINGS, INC.

By:              JOE R. MICHELETTO
     -----------------------------------------
                 Joe R. Micheletto
       Chief Executive Officer and President
December 30, 1996

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. W. Lockwood and J. R. Micheletto and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                TITLE                       DATE
------------------------------------------   ------------------------------   ------------------
            JOE R. MICHELETTO                Chief Executive Officer,         December 30, 1996
------------------------------------------     President and Director (Also
            Joe R. Micheletto                  Principal Executive Officer
                                               and Principal Financial
                                               Officer)
           THOMAS G. GRANNEMAN               Controller                       December 30, 1996
------------------------------------------
           Thomas G. Granneman

           WILLIAM H. DANFORTH               Director                         December 30, 1996
------------------------------------------
           William H. Danforth

          WILLIAM D. GEORGE, JR.             Director                         December 30, 1996
------------------------------------------
          William D. George, Jr.

             JACK W. GOODALL                 Director                         December 30, 1996
------------------------------------------
             Jack W. Goodall

             DAVID W. KEMPER                 Director                         December 30, 1996
------------------------------------------
             David W. Kemper

            WILLIAM P. STIRITZ               Director                         December 30, 1996
------------------------------------------
            William P. Stiritz

                             RALCORP HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 1996

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
  *2.01   Agreement and Plan of Reorganization (Filed as Exhibit 10.01 to the Company's 10-Q
          filed for the Quarter Ending March 31, 1994)
  *3.01   Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 2.1
          to the Company's Registration Statement on Form 10 dated March 24, 1994, Reg. No.
          1-12766)
  *3.02   Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company's Registration
          Statement on Form 10 dated March 24, 1994, Reg. No. 1-12766)
  *4.01   Rights Agreement (Filed as Exhibit 4 to the Company's Form 10-Q for the Period
          Ending June 30, 1994)
  *4.02   Form of Indenture between Ralcorp Holdings, Inc. and The First National Bank of
          Chicago (Filed as Exhibit 4.01 to the Company's Amendment No. 2 to Form S-1
          Registration Statement dated September 10, 1994)
  *4.03   Form of Note (Filed as Exhibit 4.02 to the Company's Amendment No. 2 to Form S-1
          Registration Statement dated September 10, 1994)
   4.04   The Company will furnish to the SEC, upon its request, a copy of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries for which financial statements are required to be filed
 *10.01   Tax Sharing Agreement (Filed as Exhibit 10.02 to the Company's Form 10-Q for the
          Period Ending March 31, 1994)
 *10.02   Bridging Agreement (Filed as Exhibit 10.03 to the Company's Form 10-Q for the Period
          Ending March 31, 1994)
 *10.03   Technology Agreement (Filed as Exhibit 10.04 to the Company's Form 10-Q for the
          Period Ending March 31, 1994)
 *10.04   Trademark Agreement (Filed as Exhibit 10.05 to the Company's Form 10-Q for the
          Period Ending March 31, 1994)
 *10.05   Credit Agreement (Filed as Exhibit 10.1 to the Company's Form 10-K for the Period
          Ending December 31, 1994)
 *10.06   Incentive Stock Plan (Filed as Exhibit 10.07 to the Company's Form 10-Q for the
          Period Ending March 31, 1994)
 *10.07   Form of Stock Option Award Contract (Filed as Exhibit 10.08 to Company's Form 10-Q
          for the Period Ending March 31, 1994)
 *10.08   Form of Restricted Stock Award Contract (Filed as Exhibit 10.09 to the Company's
          Form 10-Q for the Period Ending March 31, 1994)
 *10.09   Form of Management Continuity Agreement (Filed as Exhibit 10.1 to the Company's Form
          10-Q for the Period Ending June 30, 1994)
 *10.10   Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.10 to the
          Company's Form 10-K for the Period Ending September 30, 1994)
 *10.11   Change in Control Severance Compensation Plan (Filed as Exhibit 10.11 to the
          Company's Form 10-K for the Period Ending September 30, 1995)
 *10.12   Form of Agreement for Deferral of Annual or Special Cash Bonus (Filed as Exhibit
          10.11 to the Company's Form 10-K for the Period Ending September 30, 1994)
 *10.13   Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.13 to
          the Company's Form 10-K for the Period Ending September 30, 1995)

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
 *10.14   Deferred Compensation Plan for Key Employees (Filed as Exhibit 10.14 to the
          Company's Form 10-K for the Period Ending September 30, 1995)
 *10.15   Retirement Plan for Non-Management Directors (Filed as Exhibit 10.15 to the
          Company's Form 10-K for the Period Ending September 30, 1995)
 *10.16   Executive Life Insurance Plan (Filed as Exhibit 10.16 to the Company's Form 10-K for
          the Period Ending September 30, 1994)
 *10.17   Executive Health Plan (Filed as Exhibit 10.17 to the Company's Form 10-K for the
          Period Ending September 30, 1994)
 *10.18   Executive Long Term Disability Plan (Filed as Exhibit 10.18 to the Company's Form
          10-K for the Period Ending September 30, 1994)
 *10.19   Form of Indemnity Agreement
 *10.20   Supplemental Retirement Plan (Filed as Exhibit 10.12 to the Company's Form S-1
          Registration Statement dated July 8, 1994)
 *10.21   Executive Savings Investment Plan (Filed as Exhibit 10.13 to the Company's Form S-1
          Registration Statement dated July 8, 1994)
 *10.22   Form of 1995 Non-qualified Stock Option Performance Award Contract (Filed as Exhibit
          10.1 to the Company's Form 10-K for the Period Ending December 31, 1995)
 *10.23   Leases with United States Forest Service relating to the Resort Operations (Filed as
          Exhibit 10.22 to the Company's Form 10-K for the Period Ending September 30, 1994)
 *10.24   Stock Purchase Agreement By and Among Vail Resorts, Inc., Ralston Foods, Inc. and
          Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the Period Ending June 30, 1996)
  10.25   First Amendment to Stock Purchase Agreement By and Among Vail Resorts, Inc., Ralston
          Foods, Inc. and Ralston Resorts, Inc., dated July 22, 1996
  10.26   Agreement and Plan of Merger By and Among Ralcorp Holdings, Inc., General Mills,
          Inc. and General Mills Missouri, Inc.
 *10.27   Amended and Restated Credit Agreement (5-year) dated as of March 12, 1996 (Filed as
          Exhibit 10.1 to the Company's Form 10-Q for the Period Ending March 31, 1996)
 *10.28   Amended and Restated Credit Agreement (364 day) dated as of March 12, 1996 (Filed as
          Exhibit 10.2 to the Company's Form 10-Q for the Period Ending March 31, 1996)
  10.29   Bridge Loan Facility By and Among Ralston Resorts, Inc. and NationsBank, N.A. (as
          agent) dated as of September 30, 1996
  10.30   Agreement By and Among Ralcorp Holdings, Inc. the Lenders and NationsBank, N.A., as
          Agent for the Lenders with respect to the Credit Agreements dated as of September
          30, 1996
  10.31   First Amendment to Bridge Loan Facility dated as of December 20, 1996
  10.32   Second Amendment to Credit Amended and Restated Credit Agreement dated as of
          December 20, 1996.
     21   Subsidiaries of the Company
     23   Consent of Independent Accountants
    *24   Power of Attorney (Included in Part II)
     27   Financial Data Schedule

---------
* Incorporated by reference